Form 10-Q
period 1999-09-30
PELICAN FINANCIAL INC
filed 1999-12-23
CIK 1037652

QuickLinks

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

/x/	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1999

Or

/ /	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 000-26601

Pelican Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-2298215 (IRS Employer Identification No.)

315 East Eisenhower Parkway
Ann Arbor, Michigan 48108
(Address of Principal Executive Offices)

734-662-9733
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 Par value Class	3,992,836 Outstanding as of December 10, 1999

Pelican Financial, Inc.
Index

		Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets— At September 30, 1999 and December 31, 1998	1
	Consolidated Statements of Income— For the Nine Months Ended September 30, 1999 and 1998	2
	Consolidated Statements of Comprehensive Income— For the Nine Months Ended September 30, 1999 and 1998	3
	Consolidated Statements of Income— For the Three Months Ended September 30, 1999 and 1998	4
	Consolidated Statements of Comprehensive Income— For the Three Months Ended September 30, 1999 and 1998	5
	Consolidated Statements of Cash Flows— For the Nine Months Ended September 30, 1999 and 1998	6
	Notes to Consolidated Financial Statements	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Part II.	Other Information
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Shareholders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27

PELICAN FINANCIAL INC.

Consolidated Balance Sheets (Unaudited)

September 30, 1999 and December 31, 1998

	1999	1998

ASSETS
Cash and cash equivalents	$5,871,269	$10,180,034
Accounts receivable, net	7,890,988	7,087,170
Securities available for sale	6,024,429	5,591,983
Loans held for sale	81,828,891	179,454,160
Loans receivable, net	46,038,299	23,873,670
Mortgage servicing rights, net	12,825,581	15,509,678
Mortgage loans in foreclosure and other real estate	255,133	581,385
Premises and equipment, net	960,618	884,443
Federal income taxes receivable	498,056	1,392,624
Other assets	2,254,790	1,854,119

	$164,448,054	$246,409,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$3,266,050	$3,280,064
Interest-bearing	46,987,877	31,784,014

Total deposits	50,253,927	35,064,078
Due to bank	18,362,464	38,259,829
Notes payable	42,694,873	57,025,504
Federal Home Loan Bank borrowings	3,000,000	0
Repurchase agreements	26,248,402	95,984,844
Other liabilities	7,078,562	6,474,997
Subordinated note payable	1,200,000	1,200,000

Total liabilities	148,838,228	234,009,252
Shareholders' equity
Preferred stock, 200,000 authorized; none outstanding
Common stock, 5,000,000 authorized; 3,032,836 outstanding at September 30, 1999 and December 31, 1998	30,328	60,656
Additional paid in capital	8,291,656	8,261,328
Retained earnings	7,404,744	4,076,162
Accumulated other comprehensive income, net of tax	(116,902)	1,868

Total shareholders' equity	15,609,826	12,400,014

	$164,448,054	$246,409,266

See accompanying notes to consolidated financial statements.

PELICAN FINANCIAL INC.

Consolidated Statements of Income (Unaudited)

Nine months ended September 30, 1999 and September 30, 1998

	1999	1998

Interest income
Loans, including fees	$10,817,625	$7,110,860
Investment securities, taxable	333,944	328,446
Federal funds sold and overnight accounts	106,641	303,710

Total interest income	11,258,210	7,743,016
Interest expense
Deposits	1,215,290	614,628
Short-term borrowings	6,266,168	5,235,402

Total interest expense	7,481,458	5,850,030

Net interest income	3,776,752	1,892,986
Provision for loan losses	145,145	44,124

Net interest income after provision for loan losses	3,631,607	1,848,862
Noninterest income
Service charges on deposit accounts	32,519	17,834
Other income	1,144,013	894,637
Servicing income	2,997,403	1,965,216
Gain on sales of mortgage servicing rights and loans, net	15,088,513	12,869,795

Total noninterest income	19,262,451	15,747,482
Noninterest expense
Compensation and employee benefits	10,214,219	7,525,697
Occupancy and equipment	2,043,589	1,363,810
Bank fees	203,933	265,650
Loan processing fees	645,782	640,943
Amortization of mortgage servicing rights	2,176,705	1,242,524
Mortgage servicing rights valuation adjustment	(602,836)	658,303
Other noninterest expense	3,010,817	2,496,913

Total noninterest expense	17,692,209	14,193,840

Income before income taxes and cumulative effect of change in accounting principle	5,201,849	3,402,504
Provision for income taxes	1,776,148	1,156,852

Income before cumulative effect of change in accounting principle	3,425,701	2,245,652
Cumulative effect of change in accounting principle	(97,119)	—

Net income	$3,328,582	$2,245,652

Basic and diluted earnings per share before cumulative effect of change in accounting principle	$1.13	$0.74
Per share cumulative effect of change in accounting principle	(0.03)

Basic and diluted earnings per share	$1.10	$0.74

See accompanying notes to consolidated financial statements.

PELICAN FINANCIAL INC.

Consolidated Statements of Comprehensive Income (Unaudited)

Nine months ended September 30, 1999 and September 30, 1998

	1999	1998

Net income	$3,328,582	$2,245,652
Other comprehensive income, net of tax
Change in unrealized gains or losses on securities	(118,770)	11,691

Comprehensive income	$3,209,812	$2,257,343

See accompanying notes to consolidated financial statements.

PELICAN FINANCIAL INC.

Consolidated Statements of Income (Unaudited)

Three months ended September 30, 1999 and September 30, 1998

	1999	1998

Interest income
Loans, including fees	$3,767,426	$2,890,509
Investment securities, taxable	106,643	163,847
Federal funds sold and overnight accounts	33,804	115,558

Total interest income	3,907,873	3,169,914
Interest expense
Deposits	478,855	209,730
Short-term borrowings	2,039,404	2,065,999

Total interest expense	2,518,259	2,275,729

Net interest income	1,389,614	894,185
Provision for loan losses	132,000	16,872

Net interest income after provision for loan losses	1,257,614	877,313
Noninterest income
Service charges on deposit accounts	10,158	4,625
Other income	305,304	261,076
Servicing income	968,753	745,859
Gain on sales of mortgage servicing rights and loans, net	2,765,267	5,211,497

Total noninterest income	4,049,482	6,223,057
Noninterest expense
Compensation and employee benefits	2,582,322	2,988,581
Occupancy and equipment	633,528	428,056
Bank fees	51,279	118,899
Loan processing fees	238,455	241,166
Amortization of mortgage servicing rights	693,703	494,026
Mortgage servicing rights valuation adjustment	(70,008)	142,413
Other noninterest expense	994,770	1,177,774

Total noninterest expense	5,124,049	5,590,915

Income before income taxes	183,047	1,509,455
Provision for income taxes	66,233	509,572

Net income	$116,814	$999,883

Basic and diluted earnings per share	$0.04	$0.33

See accompanying notes to consolidated financial statements.

PELICAN FINANCIAL INC.

Consolidated Statements of Comprehensive Income (Unaudited)

Three months ended September 30, 1999 and September 30, 1998

	1999	1998

Net income	$116,814	$999,883
Other comprehensive income, net of tax
Change in unrealized gains or losses on securities	2,050	12,558

Comprehensive income	$118,864	$1,012,441

See accompanying notes to consolidated financial statements.

PELICAN FINANCIAL INC.

Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 1999 and September 30, 1998

	1999	1998

Cash flows from operating activities
Net cash provided by (used in) operating activities	$103,562,008	$(42,028,970)
Cash flows from investing activities
Loan originations, net	(22,309,775)	(14,428,118)
Purchases of mortgage servicing rights	(36,466,516)	(9,696,468)
Proceeds from sales of mortgage servicing rights	40,606,078	20,825,720
Loans in foreclosure and other real estate, net	326,252	(116,326)
Property and equipment expenditures, net	(460,943)	(360,226)
Purchase of securities available for sale	(2,016,777)	(10,628,054)
Proceeds from maturities and principal repayments of securities available for sale	1,402,888	6,785,323
Purchase of Federal Reserve Stock	(163,000)	—

Net cash (used in) provided by investing activities	(19,081,793)	(7,618,149)
Cash flows from financing activities
Increase (decrease) in noninterest-bearing deposits	(14,013)	1,461,376
Increase in interest-bearing deposits	15,203,862	10,594,730
Increase (decrease) in due to bank	(19,897,365)	24,037,342
Increase (decrease) in notes payable due on demand	(14,345,022)	12,178,567
Increase (decrease) in repurchase agreements	(69,736,442)	1,909,113

Net cash (used in) provided by financing activities	(88,788,980)	50,181,128

Net change in cash and cash equivalents	(4,308,765)	534,009
Cash and cash equivalents at beginning of period	10,180,034	4,376,631

Cash and cash equivalents at end of period	$5,871,269	$4,910,640

Cash and cash equivalents is composed of:
Cash and demand deposits due from banks	$745,269	$1,157,640
Interest-bearing deposits in banks	196,000	—
Federal funds sold	4,930,000	3,753,000

Total cash and cash equivalents	$5,871,269	$4,910,640

Supplemental cash disclosures
Interest paid	$8,409,699	$5,908,476
Income taxes paid	$987,000	$400,000

See accompanying notes to consolidated financial statements.

PELICAN FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine months ended September 30, 1999 and 1998

NOTE 1—PRINCIPLES OF CONSOLIDATION

    The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 1999 and 1998, include the accounts of Pelican Financial, Inc. ("Pelican Financial") beginning March 7, 1997 (date of inception), Pelican National Bank ("Pelican National") beginning March 7, 1997 (date of inception), and Washtenaw Mortgage Company ("Washtenaw") for all periods. All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2—BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion or management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. For further information, refer to consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in Pelican Financial's Registration Statement on Form S-1.

NOTE 3—NEW ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING PRINCIPLES

    Cumulative Effect of Change in Accounting Principle:  In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants promulgated Statement of Position (SOP) 98-5. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires cost of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP should be reported as a cumulative effect of a change in accounting principle. As required, Pelican Financial adopted the provisions of SOP 98-5 on January 1, 1999. Included in the September 30, 1999 Consolidated Statement of Income is a charge to operations of $97,119 reported as a cumulative effect of change in accounting principle.

    New Accounting Pronouncement:  Beginning January 1, 2001, a new accounting standard (SFAS No. 133) will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The effect will depend on derivative holdings when this standard applies.

    Reclassification:  Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 4—BUSINESS COMBINATION

    Pelican Financial was incorporated on March 3, 1997 under the laws of the State of Delaware and registered as a bank holding company with the Board of Governors of the Federal Reserve System. Pelican Financial was formed to acquire Washtenaw and Pelican National, a newly organized national bank. On June 22, 1997, Pelican Financial acquired all the common stock of Washtenaw in exchange for 600,000 shares of the Company's $0.10 par value common stock. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the accounts of Washtenaw prior to the acquisition by Pelican Financial. Pelican Financial had no operations prior to the acquisition of Washtenaw. As of the acquisition date, Washtenaw had recorded revenues of $3,460,376 and a net loss of $326,299. There were no material intercompany transactions between Washtenaw and Pelican Financial prior to the acquisition. Washtenaw's fiscal year-end has been changed from January 31 to December 31 to conform to Pelican Financial's fiscal year-end.

    During 1997, Pelican Financial also offered a private placement of stock and issued 158,209 shares of $0.10 par value common stock for approximately $2.3 million.

NOTE 5—EARNINGS PER SHARE

    Common stock amounts and per share disclosures related to stock-based compensation plans and earnings per share disclosures have been retroactively restated for the two-for-one stock split effected in the form of a 100% stock dividend which was declared on March 30, 1999, with an effective date of March 31, 1999. At September 30, 1999 and December 31, 1998, Pelican Financial had 5,000,000 shares of $.01 and $.02 par value common stock authorized with 3,032,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding.

    The following summarizes the computation of basic and diluted earnings per share.

	Nine months ended September 30, 1999	Nine months ended September 30, 1998

Basic earnings per share
Net income	$3,328,582	$2,245,652
Weighted average shares outstanding	3,032,836	3,032,836

Basic earnings per share	$1.10	$.74

Diluted earnings per share
Net income	$3,328,582	$2,245,652
Weighted average shares outstanding	3,032,836	3,032,836
Dilutive effect of assumed exercise of stock options	6,775	4,727

Diluted average shares outstanding	3,039,611	3,037,563

Diluted earnings per share	$1.10	$.74

	Three months ended September 30, 1999	Three months ended September 30, 1998

Basic earnings per share
Net income	$116,814	$999,883
Weighted average shares outstanding	3,032,836	3,032,836

Basic earnings per share	$0.04	$0.33

Diluted earnings per share
Net income	$116,814	$999,883
Weighted average shares outstanding	3,032,836	3,032,836
Dilutive effect of assumed exercise of stock options	6,775	4,727

Diluted average shares outstanding	3,039,611	3,037,563

Diluted earnings per share	$0.04	$0.33

NOTE 6—SEGMENT INFORMATION

    Pelican Financial's operations include two primary segments: mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states and the District of Columbia; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors. The retail banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples and Fort Myers, Florida.

    Pelican Financial's reportable segments are its two subsidiaries. Washtenaw comprises the mortgage banking segment, with gains on sales of mortgage servicing rights (MSR) and loans, as well as loan servicing income accounting for its primary revenues. Pelican National comprises the retail banking segment, with net interest income from loans, investments and deposits accounting for its primary revenues.

    The following segment financial information has been derived from the internal financial statements of Washtenaw and Pelican National, which are used by management to monitor and manage the financial performance of Pelican Financial. The accounting policies of the two segments are the same as those of Pelican Financial. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary difference between segment amounts and consolidated totals, and are reflected in the other column below, along with minor amounts to eliminate transactions between segments.

Dollars in thousands

	Mortgage Banking	Retail Banking	Other	Consolidated Totals

Nine months ended September 30, 1999
Net interest income	$2,042	$1,850	$(115)	$3,777
Gain on sales of MSR and loans, net	15,004	84	—	15,088
Servicing income	2,993	4	—	2,997
Noncash items:
Provision for loan losses	—	145	—	145
MSR amortization & valuation	1,570	4	—	1,574
Provision for income taxes	1,740	95	(58)	1,776
Segment profit	3,257	183	(112)	3,329
Segment assets	105,676	58,844	(72)	164,448
Nine months ended September 30, 1998
Net interest income	$1,388	$632	$(127)	$1,893
Gain on sales of MSR and loans, net	12,663	207	—	12,870
Servicing income	1,779	186	—	1,965
Noncash items:
Provision for loan losses	—	44	—	44
MSR amortization & valuation	1,768	131	2	1,901
Provision for income taxes	1,373	(165)	(51)	1,157
Segment profit	2,665	(320)	(99)	2,246
Segment assets	142,427	35,111	(646)	176,892
Three Months Ended September 30, 1999
Net interest income	$722	$710	$(42)	$1,390
Gain on sales of MSR and loans, net	2,740	25	—	2,765
Servicing income	967	1	—	968
Non cash items:
Provision for loan losses	—	132	—	132
MSR amortization and valuation	622	1	—	623
Provision for income taxes	28	57	(19)	66
Segment profit	53	98	(34)	117
Segment assets	105,676	58,844	(72)	164,448
Three months ended September 30, 1998
Net interest income	662	275	(43)	894
Gain on sales of MSR and loans, net	4,908	207	97	5,212
Servicing income	659	87	—	746
Noncash items:
Provision for loan losses	—	17	—	17
MSR amortization and valuation	695	(61)	2	636
Provision for income taxes	515	14	(19)	510
Segment profit	1,021	15	(36)	1,000
Segment assets	142,427	35,111	(646)	176,892

NOTE 7—SUBSEQUENT EVENTS

   In November, 1999 Pelican Financial, Inc. sold 960,000 shares of common stock at $7.00 per share in an underwritten public offering. In December, 1999, Pelican Financial, Inc. issued an additional 144,000 shares of common stock pursuant to the underwriter's exercise of its over allotment option. Of the net proceeds of approximately $5.4 million, approximately $1.2 million was used to repay existing corporate debt, approximately $3.0 million has been contributed as capital to Pelican National Bank and approximately $800,000 has been contributed as capital to Washtenaw Mortgage Company. The balance was used for general corporate purposes.

Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis relates to the financial condition and results of operations of Pelican Financial, Inc. ("Pelican Financial") for the third quarter of fiscal 1999, ending September 30, 1999. Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of Pelican Financial at September 30, 1999 and the results of operations of Pelican Financial for the three and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the Consolidated Financial Statements and the notes included in this Form 10-Q.

General

    Pelican Financial serves as the holding company of Pelican National Bank (Pelican National) and Washtenaw Mortgage Company (Washtenaw). Pelican Financial's operations involve two segments: mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states and the District of Columbia, the sale of these loans, usually on a pooled and securitized basis, in the secondary market and the servicing of mortgage loans for investors. The retail banking segment involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans. Pelican Financial's profitability is primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets (including loans held for sale in Pelican Financial's mortgage banking operations as well as loans held for investment) and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and mortgage servicing rights. These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates), as well as changes in the volume of mortgage originations nationwide and prepayments of outstanding mortgages.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Management

    The objective of liquidity management is to ensure the availability of sufficient resources to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the ability to meet deposit withdrawals either on demand or by contractual maturity, to repay other borrowings as they mature and to make new loans and investments as opportunities arise.

    To date Pelican Financial has conducted no business other than managing its investments in Pelican National and Washtenaw. Pelican Financial's source of funds is dividends paid by Washtenaw and Pelican National. Washtenaw's sources of funds include cash from gains on sales of mortgage loans and servicing, net interest income, servicing fees and borrowings. Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations. Washtenaw's's uses of cash in the short-term include the funding of mortgage loan purchases and origination's and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures. Long term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

    Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The warehouse line of credit has a limit of $100 million, of which $12 million represents a working capital sublimit. Borrowing pursuant to the warehouse line of credit totaled $37 million at September 30, 1999 and $55 million at December 31, 1998. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 6.78% at September 30, 1999 and 6.50% at December 31, 1998. Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase. These agreements typically have terms of less than 90 days and are treated as a source of financing. The weighted average interest rate on these agreements to repurchase was 5.789% at September 30, 1999 and 6.338% at December 31, 1998.

    Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale and proceeds from maturities, sales and calls of available for sale securities.

    The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Comptroller of the Currency, such as federal funds sold and United States securities and securities guaranteed by the United States. At September 30, 1999, Pelican Financial had a liquidity ratio of 3.57%. Liquidity, as measured in the form of cash and cash equivalents totaled $5.9 million at September 30, 1999. At September 30, 1998, cash and cash equivalents totaled $4.9 million, an increase of 19.56% from September 30, 1998 to September 30, 1999. Cash flows from investing (primarily in mortgage servicing rights, loans and securities available for sale) and from financing (primarily through deposit generation and short-term borrowings) are in excess of cash flows from operations. For the nine months ended September 30, 1999, the cash flow provided by operations totaled $103.6 million compared to the use of $42.0 million for the same period 1998. Cash flows from investing activities primarily reflect a net increase in loan originations due to strong loan demand in the first two quarters. The cash flows from financing activities at September 30, 1999 reflect increased interest-bearing deposits and due to banks offset by decreased notes payable and repurchase agreements.

    Pelican Financial's ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations. The value of and market for Pelican Financial's loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations. During the period ended September 30, 1999 and the year ended December 31, 1998, Pelican Financial used cash of $1.9 billion and $2.5 billion, respectively, for the purchase of mortgage loans and mortgage servicing rights and the origination of mortgage loans. During the same periods, Pelican Financial received cash proceeds from the sale of loans and mortgage servicing rights of $2.0 billion and $2.5 billion, respectively. Pelican Financial received cash proceeds from the sale of mortgage servicing rights of $40.6 million and $30.0 million, respectively, for the periods ended September 30, 1999 and December 31, 1998. A significant amount of Pelican's loan production in any month is funded during the last several days of that month.

    Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At September 30, 1999, Washtenaw had outstanding rate-lock commitments to lend $120.8 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $2.5 million. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of September 30, 1999, Washtenaw had outstanding commitments to sell $134.5 million of mortgage loans. These commitments will be funded within 90 days.

Capital Resources

    The Board of Governors of the Federal Reserve System's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies. Pelican National is governed by capital adequacy guidelines mandated by the Office of the Comptroller of the Currency (OCC).

    Based upon their respective regulatory capital ratios at September 30, 1999 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the Federal Reserve Board and the Office of the Comptroller of the Currency setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

    The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at September 30, 1999 and 1998, respectively:

	Actual
	September 30, 1999		September 30, 1998		Required to be
	Pelican Financial	Pelican National	Pelican Financial	Pelican National	Adequately Capitalized	Well Capitalized

Risk Based Ratios
Total Tier 1 Capital to risk-weighted assets	12.11%	14.35%	10.85%	30.29%	8.00%	10.00%
Total Equity Capital to risk-weighted assets	12.39%	15.07%	10.97%	30.94%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	6.17%	9.87%	5.01%	17.72%	4.00%	5.00%

    The following were the essential components of Pelican Financial's and Pelican National's risked-based capital ratios (in thousands):

	September 30, 1999		September 30, 1998
	Pelican Financial	Pelican National	Pelican Financial	Pelican National

Tier 1 Capital:
Common Stock	$30	$1,000	$61	$1,000
Additional Paid-in Capital	8,292	5,000	8,261	5,000
Retained Earnings	7,405	(606)	2,434	(683)
Net unrealized gain (loss) on equity securities available for sale, net of tax	—	—	—	2
Intangible Assets	(435)	—	(130)	(88)
Mortgage Servicing Assets, as limited	(3,586)	—	(717)	(127)

Total Tier 1 Capital	11,706	5,394	9,909	5,104

Tier 2 Capital
Allowance for loan losses, as limited	273	141	110	110

Total Tier 2 Capital	273	141	110	110

Total Risk-Based Capital	$11,979	$5,535	$10,019	$5,214

Risk-weighted Assets	$96,678	$34,326	$91,340	$16,850

    During the nine months ended September 30, 1999 Pelican Financial's Tier 1 Capital ratio increased by 126 basis points. Though the total risk-weighted assets increased approximately $5.3 million during the nine months ended September 30, 1999, compared to the same period of 1998, the increase was accompanied by an increase in Tier 1 Capital for the period ending September 30, 1999 of $1.8 million.

FINANCIAL CONDITION

    General.  At September 30, 1999, total assets of Pelican Financial were $164.4 million as compared to $246.4 million at December 31, 1998, a decrease of $82.0 million or 33.3%. This decrease is primarily due to decreases in the loans held for sale at September 30, 1999, which decreased from $179.5 million at September 30, 1998 to $81.8 million at December 30, 1998, a decrease of $97.7 million or 54.4%. Other interest-earning assets increased by a combined $23.8 million.

    Lending Activities.  A significant source of income for Pelican Financial is the interest earned on loans and the gain on sales of mortgage servicing rights and loans. At September 30, 1999, Pelican Financial's total assets were $164.4 million and its net loans were $127.9 million or 77.8% of total assets. At December 31, 1998, Pelican Financial's total assets were $246.4 million and its net loans were $203.3 million or 82.51% of total assets.

    Washtenaw originates or acquires loans primarily through the wholesale, correspondent, and retail loan production of its mortgage banking operations. To a lesser extent, Washtenaw originates or acquires loans through its retail banking operations. Loans are either held for investment in Washtenaw's portfolio or held available for sale in the secondary market. Wholesale mortgage loan production involves the origination of loans by a nationwide network of independent mortgage brokers with funding provided directly by Washtenaw and the transfer of these loans to Washtenaw upon closing. Correspondent mortgage loan production occurs through the purchase of loans by Washtenaw from independent mortgage lenders, commercial banks, savings and loan associations and other financial intermediaries that originate loans in their own name using their own source of funds. Retail mortgage loan production for mortgage banking operations occurs through Washtenaw's retail loan origination office in Ann Arbor, MI. For the year ended December 31, 1998, Washtenaw's combined wholesale and correspondent loan production totaled $2.3 billion and its retail loan production totaled $76.0 million. For the nine months ended September 30, 1999, Washtenaw's combined wholesale and correspondent loan production totaled $1.9 billion and its retail loan production totaled $18.2 million. In addition to mortgage loan production, Washtenaw engages to a limited extent in the origination of commercial, commercial real estate, construction and consumer loans, primarily through its retail banking operation.

    The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes mortgage loans available for sale and mortgage loans held for investment. At September 30, 1999 and December 31, 1998, Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	September 30, 1999		December 31, 1998
	Amount	% of Total	Amount	% of Total
	(Dollars In thousands)

Real estate loans:
Residential, one to four units	$110,058	85.81%	$192,703	95.21%
Residential, multifamily	—	0.00%	—	0.00%
Commercial and industrial real estate	16,517	12.88%	7,631	3.77%
Construction	774	0.60%	898	0.44%

Total real estate loans	127,349	99.29%	201,232	99.42%
Other loans:
Business, commercial	756	0.59%	824	0.41%
Automobile	157	0.12%	341	0.17%
Other consumer	—	0.00%	2	0.00%

	913	0.71%	1,167	0.58%

	128,262	100.00%	202,399	100.00%

Unearned fees, premiums and discounts, net	(123)		1,056
Allowance for loan losses	(272)		(127)

Total Loans net (1)	$127,867		$203,328

(1)
Includes loans held for sale and loans receivable, net

    Asset Quality.  Pelican National is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. Pelican National's senior officers closely monitor the loan and real estate owned portfolios for potential problems on a continuing basis and report to the Board of Directors at regularly scheduled meetings. These senior officers regularly review the classification of loans and provide the Board of Directors with an independent ongoing review and evaluation of the quality of the process by which lending assets are generated.

    Pelican National seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. As of September 30, 1999 and December 31, 1998 approximately 99% and 99%, respectively, of the total loans held in its portfolio was collateralized by commercial and residential real estate mortgages. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of September 30, 1999 total nonperforming assets were $1.8 million or 1.07% of total assets. As of December 31, 1998, total nonperforming assets were $1.5 million or 0.61% of total assets. For the nine months ended September 30, 1999, the total nonperforming assets to total assets ratio increased to 1.07% from 0.61% at December 31, 1998, due primarily to the addition of one nonaccrual loan at Pelican National in the amount of $246,000. The one loan on nonaccrual at Pelican National is in the foreclosure process and, in management's opinion, Pelican National will not suffer any significant loss from the foreclosure and subsequent sale.

    Commercial loans also entail risks since repayment is usually dependent upon the successful operation of the commercial enterprise. They also are subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from cash flow of a business rather than the ability of the borrower or grantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

    Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Pelican National, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentration of loans in the following categories constituted the total loans receivable portfolio as of September 30, 1999:

Commercial loans	1.63%
Real estate mortgage loans	98.03%
Installment and other loans	0.34%

    Washtenaw relies upon its underwriting department to ascertain compliance with individual investor standards prior to the sale of loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance. During the nine months ended September 30, 1999, Washtenaw sold approximately $2.0 billion in single-family mortgage loans into the secondary market, of which only five loans were repurchased during the nine months ended September 30, 1999, representing less than 0.1% of 18,000 loans originated during that same time period. All five of the five loans repurchased during the nine months ended September 30, 1999 were nonperforming. Washtenaw views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing review by its quality control department. Losses arising from repurchases depend upon whether repurchased loans are or become nonperforming and, if so, whether Washtenaw is able to recover all of the loan principal and interest otherwise due.

    In addition, the Loan Committee of the Board of Directors of Pelican National concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of Pelican National has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and nonperforming loans as early as possible.

    Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is Pelican National's policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collaterallized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collaterallized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are applied to the outstanding principal balance.

    Real estate acquired by Washtenaw and Pelican National as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. Washtenaw and Pelican National both consider the collateral for a loan in-substance foreclosed when the debtor has little or no equity in the collateral, expects repayment for the loan to come only from the operation and sale of the collateral, and the borrower has either effectively abandoned control of the collateral or has retained control of the collateral but will be unable to rebuild equity in collateral or repay the loan.

    Other real estate owned properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to other real estate owned. Further allowances for losses in other real estate owned, including in-substance foreclosed loans, are recorded by a charge to operations at the time management believes additional deterioration in value has occurred.

    The following table sets forth certain information on nonaccrual loans and other real estate owned, the ratio of such loans and other real estate owned to total loans and total assets as of the dates indicated.

	At September 30,
			At December 31, 1998
	1999	1998
	(Dollars in thousands)

Nonaccrual loans	$246	$—	$—
Loans past due 90 days or more but not on nonaccrual	1,263	1,199	913

Total nonperforming loans	1,509	1,199	913
Restructured loans	—	—	—
Other real estate owned	255	336	581

Total nonperforming assets	$1,764	$1,535	$1,494

Total nonperforming assets to total assets	1.07%	0.59%	0.61%
Allowance for loan losses to nonperforming loans	15.48%	6.06%	13.91%
Nonperforming loans to total assets	0.92%	0.46%	0.37%

    Nonperforming assets (other real estate owned, other repossessed assets and nonaccrual loans) at September 30, 1999 were $1.8 million compared to $1.5 million at September 30, 1998, an increase of $229,000 or 14.9%.

    As of September 30, 1999, loans 30-89 days delinquent totaled $210,412 and consisted primarily of real estate loans.

    Allowance for Loan Losses.  Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors including the estimated market value of the underlying collateral, the growth and composition of the loan portfolio, current delinquency trends and prevailing and prospective economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers' ability to comply with repayment terms. If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected. As Pelican National's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents general, rather than specific reserves.

    The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, the Comptroller of the Currency, as an integral part of their examination process, periodically reviews Pelican National's allowance for loan losses. These agencies may require Pelican National to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. Pelican National will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the allowance for loan losses is sufficient to cover losses inherent in its portfolio at this time, no assurances can be given that Pelican National's level of allowance for loan losses will be sufficient to cover loan losses incurred by Pelican National or that adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

    The following table contains information with respect to activity in Pelican National's allowance for loan losses during the periods indicated:

	At or for the Nine Months Ended September 30, 1999	At or for the Year Ended December 31, 1998	At or for the Nine Months Ended September 30, 1998
	(Dollars in thousands)

Average loans outstanding	$181,406	$181,874	$156,452

Total loans outstanding at end of period	$128,140	$203,455	$146,760

Allowance balance at beginning of period	$127	$65	$65
Provision for loan losses	145	62	44
Actual charge-offs:
1-4 family residential real estate	—	—	—
Other	—	—	—

Total charge-offs	—	—	—
Recoveries:
Total recoveries	—	—	—

Net charge-offs	—	—	—
Allowance balance at end of period	$272	$127	$109

Net charge offs as a percent of average loans	0.00%	0.00%	0.00%

Allowance for loan losses to total gross loans at end of period	0.21%	0.06%	0.07%

    The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated (dollars in thousands):

	Nine Months Ended September 30, 1999		Year Ended December 31, 1998
	Allowance Amount	% of Loans to Total	Allowance Amount	% of Loans to Total

1-4 family residential real estate	$75	27.57%	$63	95.21%
Multifamily real estate	—	0.00%	—	0.00%
Commercial and industrial real estate	182	66.91%	44	3.77%
Construction	5	1.84%	4	0.44%
Business, commercial	4	1.47%	14	0.41%
Automobile	—	0.00%	—	0.17%
Other	6	2.21%	2	0.00%
Unallocated	—		—

Total	$272	100.00%	$127	100.00%

    The allowance for loan losses represented 0.21% of total loans outstanding as of September 30, 1999 compared with 0.06% of the total loans outstanding as of December 31, 1998. The amount of the provision for loan losses charged to expense in each of these periods presented above represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current and future general economic conditions in Pelican National's market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National's past collection experience.

    On a quarterly basis management performs a calculation of its required loan loss reserve using its historical loan loss rate and giving weight to risk related loans by loan pool groups. Pelican National analyzes the reserve requirements and based on this analysis, which again gives relative risk weight to loan pools, Pelican National has determined that its reserve balance was adequate at September 30, 1999.

    Source of Funds.  Washtenaw funds it mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase. The following table contains information pertaining to short-term borrowings for the periods indicated.

	Nine Months Ended September 30, 1999	Year ended December 31, 1998
	(Dollars in thousands)

Short-term borrowings:
Average balance outstanding during the period	$66,318	$95,052
Maximum amount outstanding at any month-end during the period	$169,165	$215,029
Weighted average interest rate during the period	5.66%	5.44%
Total short-term borrowings at period end	$26,248	$95,985
Weighted average interest rate at period end	14.30%	5.34%

    Pelican National funds its retail banking activities with deposits, loan repayments and prepayments, and cash flows generated from operations. Deposits are attracted principally from Pelican National's primary market areas of Fort Myers and Naples, Florida. Pelican National's deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National's ability to attract and retain deposits.

    Time deposits included individual retirement accounts ("IRA") totaling $1.0 million and $353,000 as of September 30, 1999 and December 31, 1998, respectively, all of which are in the form of certificates of deposit.

    Pelican National's deposits increased $15.2 million or 43.3% to $50.3 million as of September 30, 1999, from $35.1 million as of December 31, 1998. This increase was primarily attributable to the overall growth of Pelican National caused by the growth in the interest-earning assets which were funded by the increased deposits.

    Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. Pelican National does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At September 30, 1999, $26.4 million, or 93.6% of Pelican National's certificate of deposit accounts were to mature within one year. Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts. To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

    The following table contains information on the amount and maturity of jumbo certificates of deposit (i.e., certificates of deposit of $100,000 or more) at September 30, 1999:

Time Remaining until Maturity	Jumbo Certificates of Deposit
(In thousands)

Less than 3 months	$2,692
3 months to 6 months	2,090
6 months to 12 months	5,615
Greater than 12 months	748

Total	$11,145

    Investment Securities.  Since the start of Pelican Financial's retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have exceeded Pelican National's loan demand. In addition, Pelican National sells a substantial portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis. Pelican National currently invests excess liquidity in a variety of interest-earnings assets. The investment policy related to Pelican National, as approved by the Board of Directors of Pelican National, requires Pelican National's management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican National's lending activities. Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Generally, Pelican National's investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or held-for-trading. At September 30, 1999 and at December 31, 1998, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale.

    At September 30, 1999, Pelican National had invested $2.1 million in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities, or 1.3% of total assets. In addition, $3.9 million or 2.4% of total assets were debt obligations issued by federal agencies which generally have stated maturities from one year to twenty five years. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities. There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer. In addition, the market value of these securities may be adversely affected by changes in interest rates.

    The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated. At September 30, 1999, the market value of Pelican National's investment portfolio totaled $6.0 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders' equity.

	At September 30, 1999	At December 31, 1998
	(Dollars in thousands)

U. S. Treasury	$—	$—
U. S. Government agency (1)	3,893	4,499
Mortgage-backed securities	2,131	1,093
Federal Reserve Bank and Federal Home
Loan Bank Stock	424	261

Total investment securities (2)	$6,448	$5,853

(1)
At September 30, 1999 and December 31, 1998, includes a $2.0 million investment in a Federal Home Loan Bank bond with a carrying value of $2.0 million.

(2)
Excludes time deposits held in other financial institutions.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

    General.  Pelican Financial's net income for the nine months ended September 30, 1999 was $3.3 million or $1.10 per share, diluted, compared to $2.2 million or $0.74 per share, diluted, for the same period in 1998. The net income for the three months ended September 30, 1999 was $117,000 or $0.04 per share, diluted, compared to $1.0 million or $0.33 per share, diluted, for the same period in 1998. The increase of $1.1 million for the nine months ended september 30, 1999 was primarily the result of increases in interest income and non-interest income offset partially by increases in the provision for loan losses, non-interest expenses, and income taxes. The decrease of $883,000 for the three months ended September 30, 1999 was primarily due to a decrease in gains on sales of loans and mortgage servicing rights at Washtenaw partially offset by the increase in net income of Pelican National. (See "—Profitability of Mortgage Banking Activities").

    Business Segment Information.  Pelican Financial's operations include two business segments, Pelican National Bank and Washtenaw Mortgage Company. Each of these are a separate corporate entity and wholly owned subsidiary of Pelican Financial. The following are the results of operations for these two segments for the nine months and three months ended September 30, 1999 and 1998:

	Nine Months Ended September 30,
	1999			1998
	Retail Banking	Mortgage Banking	Consolidated Totals	Retail Banking	Mortgage Banking	Consolidated Totals
	(dollars in thousands)

Interest income	$3,100	$8,349	$11,258	$1,247	$6,608	$7,743
Interest expense	1,250	6,307	7,481	615	5,220	5,850

Net interest income	1,850	2,042	3,777	632	1,388	1,893
Loan loss provision	145	—	145	44	—	44

Net interest income after loan loss provision	1,705	2,042	3,632	588	1,388	1,849
Noninterest income	127	19,154	19,262	416	15,479	15,748
Noninterest expense	1,477	16,199	17,692	1,489	12,830	14,194

Income before income taxes and cumulative effect of change in accounting principle	355	4,997	5,202	(485)	4,037	3,403
Provision for income taxes	95	1,740	1,776	(165)	1,373	1,157

Income before cumulative effect of change in accounting principle	260	3,257	3,426	(320)	2,664	2,246
Cumulative effect of change in accounting principle	77	—	97

Net Income	$183	$3,257	$3,329	$(320)	$2,664	$2,246

	Three Months Ended September 30,
	1999			1998
	Retail Banking	Mortgage Banking	Consolidated Totals	Retail Banking	Mortgage Banking	Consolidated Totals
	(dollars in thousands)

Interest income	$1,223	$2,749	$3,908	$485	$2,732	$3,170
Interest expense	513	2,027	2,518	210	2,070	2,276

Net interest income	710	722	1,390	275	662	894
Loan loss provision	132	—	132	17	—	17

Net interest income after loan loss provision	578	722	1,258	258	662	877
Noninterest income	39	4,665	4,049	249	5,909	6,223
Noninterest expense	536	5,232	5,124	478	5,035	5,591

Income before income taxes	81	155	183	29	1,536	1,509
Provision for income taxes	28	57	66	14	515	509

Net Income	$53	$98	$117	$15	$1,021	$1,000

    Loan Production.  The volume of loans produced for the nine months ended September 30, 1999 totaled $1.9 billion as compared to $1.5 billion for the nine months ended September 30, 1998, an increase of approximately $400 million or approximately 26.7%. The increase in loan production was primarily due to a strong refinance environment which continued into the second quarter of 1999. However, though the comparable year-to-date periods show an increase in loan production, the third quarter of 1999 experienced a decrease in loan production at Washtenaw. Washtenaw's decrease in loan production for the third quarter of 1999 was not unique to Washtenaw but was indicative of the rising mortage interest rates within the mortgage banking industry. The volume of loans produced for the third quarter of 1999 was $449 million as compared to $546 million for the same period of 1998, a decrease of approximately 17.8%.

    At September 30, 1999, Washtenaw's pipeline of loans in process was $120.8 million. For the nine months ended September 30, 1999, Washtenaw received 26,421 new loan applications compared to 21,877 new loan applications for the nine months ended September 30, 1998. However, for the three months ended September 30, 1999 Washtenaw received 6,367 new loan applications compared to 7,363 new loan applications for the same period of 1998.

    Provision for Loan Losses.  The provision for loan losses for the nine months ended September 30, 1999 was $145,000, including $132,000 for the three months then ended. This increase is due in part to the continued growth in all categories of Pelican National's loans receivable, which caused us to increase our loan loss reserve. This increase was also due to the inherent risks in the loan portfolio especially new, unseasoned loans, and due in part to an increase in our nonperforming loans at Pelican National. The provision for loan losses for the nine months ended September 30, 1998 was $44,000. See "Business—Asset Quality" for a discussion of management's procedures in monitoring the adequacy of the allowance for loan losses.

    Profitability of Mortgage Banking Activities.  For the nine months ended September 30, 1999, Pelican Financial's pre-tax earnings from the mortgage banking activities of Washtenaw were $5.0 million. For the nine months ended September 30, 1998, Pelican Financial's comparable pre-tax earnings from the mortgage banking activities were $4.0 million. The increase of $1.0 million or 25% is primarily attributable to increased loan production in the first half of 1999. Due to a rising interest rate environment revenues from loan originations of the mortgage banking activities, including Washtenaw, have decreased in the third quarter of 1999. The pre-tax earnings of the mortgage banking activities of Washtenaw for the three months ended September 30, 1999 was $155,000 as compared to $1.5 million for the three months ended September 30, 1998, a decrease of $1.3 million or 89.8%. The decrease was primarily due to the decrease in mortgage loan originations throughout the mortgage banking industry due to rising mortgage interest rates.

    Gains on sales of loan and mortgage servicing rights for the nine months ended September 30, 1999 totaled $15.1 million. For the nine months ended September 30, 1998, gain on sale of loans and mortgage servicing rights was $12.9 million. The $2.2 million increase represents a 17.1% increase between periods.

    Gains on sales of loans and mortgage servicing rights for the three months ended September 30, 1999 were $2.8 million compared to $5.2 million for the same period of 1998, a decrease of $2.4 million, or 46% for the comparable period. The overall cost of purchasing servicing rights has increased in the third quarter 1999 over third quarter 1998 as the industry volume of new loan originations decrease. The variability of interest rates in the third quarter 1999, contributed to higher fallout rates of the mortgage pipeline. Twenty-eight percent of the loans given rate locks and hedged by Washtenaw in the third quarter 1999 were not ultimately funded, compared to 22.6% for the same period of 1998, an increases of 5.4%. Additionally, Washtenaw made concessions on pricing to the new California branch in order to attract new accounts that were previously unfamiliar with Washtenaw.

    Gain on sale of mortgage loan servicing sold in bulk totaled $3.0 million for the nine months ended September 30, 1999, compared to $47,000 for the nine months ended September 30, 1998. The mortgage servicing rights sold in bulk related to servicing of loans with an aggregate principal balance of approximately $1.8 billion for the nine months ended September 30, 1999 and $427.2 million for the nine months ended September 30, 1998. In the nine months ended September 30, 1998, Washtenaw sold servicing rights on current production with the loans in a concurrent transfer.

    Gain on sale of mortgage loan servicing totaled $851,000 for the three months ended September 30, 1999 compared to $47,000 for the three months ended September 30, 1998. The mortgage servicing rights sold in bulk related to servicing of loans with an aggregate principal balance of approximately $399.9 million for the three months ended September 30, 1999 and $427.2 million for the same period of 1998.

    Gain on loans sold for the nine months ended September 30, 1999 was $12.1 million. The gains resulted from the sale of approximately $2.0 billion of mortgage loans. Gains on loans, including concurrent sales of mortgage servicing rights for the nine months ended September 30, 1998, were $12.5 million. The gains resulted from the sale of approximately $1.5 billion of mortgage loans.

    Gain on loans sold for the three months ended September 30, 1999 was $1.9 million. The gains resulted from the sale of approximately $497 million of mortgage loans. Gains on loans, which include concurrent sales of mortgage servicing rights, totalled $4.9 million. The gains resulted from the sale of approximately $628.8 million of mortgage loans.

    Profitability of Retail Banking Activities.  For the nine months ended September 30, 1999, Pelican Financial's pre-tax earnings from retail banking activities primarily conducted by Pelican National totaled $355,000. For the nine months ended September 30, 1998 Pelican National's comparable pre-tax loss was $485,000. The decrease in the pre-tax loss of $840,000 or 173% was primarily attributable to an increase in net interest income to $1.9 million for the nine months ended September 30, 1999 compared to $632,000 for the nine months ended September 30, 1998.

    Net Interest Income.  Net interest income was $3.8 million and $1.9 million for the nine months ended September 30, 1999 and 1998, respectively. The change was due primarily to rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into loans which are higher yielding. Our net interest rate spread increased from 0.39% at September 30, 1998 to 1.48% at September 30, 1999.

    Average Balance Sheet.  The following table sumarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the nine months ended September 30, 1999 and 1998 (dollars in thousands):

	Nine Months Ended September 30,
	1999			1998
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

Summary of average rates/interest earning assets:
Interest-earning assets:
Federal funds sold	$2,798	107	5.10%	$7,337	$304	5.52%
Investment securities	7,207	334	6.18%	7,368	328	5.93%
Loans receivable, net	181,406	10,817	7.95%	156,452	7,111	6.06%

Total interest-earning assets	191,411	11,258	7.84%	171,157	7,743	6.03%

Non-earning assets	27,903			10,975

Total average assets	$219,314			$182,132

Interest bearing liabilities:
NOW accounts	$792	13	2.19%	$8,677	132	2.03%
Money market accounts	3,742	110	3.92%	3,455	94	3.63%
Savings deposits	11,667	227	2.59%	702	5	0.95%
Time deposits	21,813	865	5.29%	6,409	384	7.99%
Short-term borrowings	118,778	6,266	7.03%	119,040	5,235	5.86%

Total interest bearing liabilities	156,792	7,481	6.36%	138,283	5,850	5.64%

Non-interest bearing liabilities	48,204			34,337
Stockholders' equity	14,318			9,512

Total liabilities and stockholders' equity	$219,314			$182,132

Net interest income & net interest spread		3,777	1.48%		$1,893	0.39%

Net interest margin			2.63%			1.47%

    Net interest income represents the excess of income on interest-earning assets over interest expense on interest bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of notes payable, repurchase agreements, time deposits, interest-bearing checking accounts ("NOW accounts"), savings, deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest bearing liabilities and the interest rates earned or paid on them.

    Rate/Volume Analysis.  The following table sets forth certain information regarding changes in the interest income and interest expense of Pelican Financial for the periods indicated. The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances.

	Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998
		Changes Due To
	Total Change
		Volume(1)	Rates(1)
	(Dollars in thousands)

Interest earning assets:
Federal funds sold	$(197)	$(175)	$(22)
Investment securities	6	2	4
Loans receivable, net	3,706	1,254	2,452

Total interest income	3,515	1,081	2,434
Interest-bearing liabilities:
NOW accounts	(119)	(109)	(10)
Money market accounts	16	8	8
Savings deposits	222	200	22
Time deposits	481	422	59
Short term borrowings	1,031	11	1,020

Total interest expense	1,631	532	1,099

Net change in interest income	$1,884	$549	$1,335

(1)
Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

    Loan Servicing.  At September 30, 1999, Washtenaw serviced $1.2 billion of loans compared to $840 million at September 30, 1998, a 42.9% increase. The increase in the servicing portfolio reflects the increase in mortgage loan originations during the comparable periods. However, in the third quarter 1999 as loan originations decreased industry-wide, the growth of Washtenaw's mortgage servicing portfolio slowed. Washtenaw's mortgage servicing portfolio was unchanged at $1.2 billion at June 30, 1999 and at $1.2 billion at September 30, 1999. At September 30, 1999 and 1998, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others. During a period of rising interest rates, the prepayment rate of the mortgage servicing portfolio has slowed, and the portfolio is retaining servicing, even as quarterly loan production volumes decrease.

    Generally, the level of refinance and payoff activity, which is driven by mortgage interest rates, affects the mortgage servicing portfolio prepayment rates. For the nine months ended September 30, 1999, the prepayment rate of Washtenaw's mortgage servicing portfolio was 12.07% per annum, compared to 30.20% for the nine months ended September 30, 1998.

    Washtenaw recorded amortization and net impairment of its mortgage servicing rights for the nine months ended September 30, 1999 of $1.6 million (consisting of amortization amounting to $2.2 million and a reduction of impairment of $600,000), compared to $1.9 million for the nine months ended September 30, 1998, (consisting of amortization of $1.2 million and impairment of $700,000). In an increasing mortgage interest rate environment, the valuation of the mortgage servicing rights will increase as the expected mortgage servicing portfolio prepayment rate decreases. For the three months ended September 30, 1999, amortization and impairment of its mortgage servicing rights portfolio was $624,000 (consisting of amortization of $694,000 and a reduction of impairment of $70,000). For the three months ended September 30, 1998, amortization and impairment of the mortgage servicing rights portfolio totalled $636,000 (consisting of amortization of $494,000 and impairment of $142,000). The amortization expense was higher for the comparable three months ended September 30, 1999 because the amount of the mortgage servicing rights portfolio increased. The decrease in the impairment expense from from 1998 to 1999 was a result of the increase in the value of the mortgage servicing rights portfolio resulting from a decrease in the portfolio's expected prepayment rates.

    Noninterest Income.  Noninterest income for the nine months ended September 30, 1999 was $19.3 million, compared to $15.7 million for the same period in 1998, an increase of $3.6 million or 22.9%. This increase was primarily due to the increases in net gains on sales of mortgage servicing rights and loans of $2.2 million or 17.2% and servicing income of $1.0 million or 52.5%. The increase in net gains on sales of mortgage servicing rights and loans was primarily due to increased loan production in the first half of 1999. The increase in servicing income is primarily due to an increase in the loan servicing portfolio of Washtenaw from $840 million at September 30, 1998 to $1.2 billion at September 30, 1999.

    Total noninterest income for the three months ended September 30, 1999 was $4.0 million, compared to $6.2 million for the three months ended September 30, 1998, a decrease of $2.2 million or 35.5%. This decrease was primarily due to a decrease in the gain on sales of mortgage servicing rights and loans of $2.4 million or 46.2% partially offset by increases in service charges on deposit accounts of $5,500 or 120%, other income of $44,000 or 16.9% and servicing income of $223,000 or 29.9%. The decrease in gain on sales was primarily due to an increase in the overall cost of purchasing servicing rights in the third quarter of 1999 over third quarter 1998 as the industry volume of new loan originations decreased. The increase in servicing income is primarily due to an increase of $100 million or 9.1% in the loan servicing portfolio of Washtenaw in the third quarter of 1999 compared to an increase of $27 million or 3.3% for the third quarter of 1998.

    Noninterest Expense.  Total noninterest expense for the nine months ended September 30, 1999 was $17.7 million, compared to $14.2 million for the same period in 1998, an increase of $3.5 million, or 24.7%. The increase was primarily due to increases in compensation and employee benefits of $2.7 million or 35.7%, occupancy and equipment expense of $680,000 or 49.8%, amortization of mortgage servicing rights of $934,000 or 75.2% and other noninterest expense of $514,000 or 20.6% partially offset by the decrease in the mortgage servicing rights valuation adjustment of $1.3 million or 191.6% and bank fees of $62,000 or 23.2%. The increases were primarily due to the staffing level increases caused by the increase in loan production in the first half of 1999 and the opening of the California branch in the second quarter of 1999. The net decrease in the recorded amortization and net impairment of Washtenaw's mortgage servicing rights was primarily due to an increasing interest rate environment which caused the valuation of the mortgage servicing rights to increase as the expected mortgage servicing rights portfolio prepayment rate decreased.

    Total noninterest expense for the three months ended September 30, 1999 was $5.1 million, compared to $5.6 million for the same period of 1998, a decrease of $500,000, or 9.0%. The decrease was primarily attributable to decreases in compensation and employee benefits of $406,000 or 13.6%, bank fees of $68,000 or 56.9%, mortgage servicing rights valuation adjustment of $212,000 or 149.3%, and other noninterest expense of $183,000 or 15.5% partially offset by the increase in amortization of mortgage servicing rights of $200,000 or 40.4% and occupancy and equipment expense of $205,000 or 47.9%. The decrease in compensation and employee benefits were primarily due to lower staffing levels created by the decreased loan production in the third quarter of 1999. (See "—Profitability of Mortgage Banking Activities). The comparable period increase in amortization of mortgage servicing rights was primarily due to the increase in the amount of the mortgage servicing rights portfolio. (See "—Loan Servicing")

    Taxes on income.  During the nine months ended September 30, 1999 and 1998, Pelican Financial recorded taxes on income of $1.8 million and $1.2 million, respectively, reflecting tax rates of 34.1% in 1999 and 34.0% in 1998.

Quantitative and Qualitative Disclosures About Market Risk

    A principal objective of Pelican Financial's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is monitored by an Asset and Liability Committee (the "ALCO Committee") at Pelican National which establishes policies and monitors results to control interest rate sensitivity.

    Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses computer models prepared by a third party to measure Pelican National's interest rate sensitivity. From these reports, the ALCO Committee can estimate the net income effect of various interest rate scenarios.

    As a part of Pelican National's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate sensitive" and monitors Pelican National's interest rate sensitivity "gap". An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such a time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates a negative gap could tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of Pelican National's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

    The principal objective of Pelican National's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given Pelican National's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Pelican National's Interest Rate Risk Management Policy. Through this management, Pelican National seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of Pelican National is responsible for reviewing asset/ liability policies and interest rate position. The Board of Directors reviews the interest rate position on a quarterly basis. In connection with this review, the Board of Directors evaluates Pelican National's business activities and strategies, the effect of those strategies on Pelican National's net interest margin, the market value of the loan, servicing, and securities portfolios and exposure limits.

    The continuous movement of interest rates is certain, however, the extent and timing of these movements is not always predictable. Any movement in interest rates has an affect on Washtenaw's profitability. The value of loans, which Washtenaw has either originated or purchased or committed to originate or purchase, decreases as interest rates rise and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing as interest rates fall. Washtenaw also faces the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as interest-bearing repurchase agreements and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments. Washtenaw's interest rate spread and interest rate margin may be negatively impacted in a declining interest rate environment even though Washtenaw generally borrows at short-term interest rates and lends at longer-term interest rates. This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward. Washtenaw's interest rate margin may also be negatively impacted in a flat- or inverse-yield curve environment. Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise. In turn, this affects the prepayment speed of loans underlying Washtenaw's mortgage servicing rights.

    Because it is unlikely that any particular movement in interest rates could affect only one aspect of Washtenaw's business, many of Washtenaw's products are naturally self-hedging to each other. For instance, the decrease in the value of Washtenaw's mortgage servicing portfolio associated with a decline in interest rates usually will not occur without a corresponding and offsetting increase in new mortgage loan production.

    Washtenaw's primary strategy to control interest rate risk is to sell substantially all loan production into the secondary market. This loan production is typically sold servicing retained. To further control interest rate risk related to its loan servicing portfolio, Washtenaw typically sells the servicing for most of its loans within one year of the origination of the underlying loan. The turnover in the loan servicing portfolio assists Washtenaw in maintaining a constant value of the servicing portfolio by holding servicing on loans that are least likely to be refinanced in the short term. Washtenaw further attempts to mitigate the effects of changes in interest rates through the use of forward sales of anticipated loan closings and diligent asset and liability management.

    The primary market risk facing Washtenaw is interest rate risk. From an enterprise perspective, Washtenaw manages this risk by striving to balance its loan origination and loan servicing businesses, which are counter cyclical in nature. In addition, Washtenaw utilizes various hedging techniques to manage the interest rate risk related specifically to its committed pipeline loans, mortgage loan inventory and mortgage servicing rights. Washtenaw primarily utilizes forward sales of mortgage-backed securities and purchases of mortgage-backed security put options. These instruments most closely track the performance of Washtenaw's committed pipeline of loans because the loans themselves can be delivered into these contracts. Washtenaw may also use other hedging techniques, including the use of forward U.S. treasury notes and bond sales and purchases (long/short OTC cash forward contracts): U. S. treasury futures contracts (long/short CBOT futures); U. S. treasury futures options contracts (long/short CBOT futures options); private mortgage conduit mandatory forward sales (mandatory rate locks); and private mortgage conduit best-effort rate locks (best-effort rate locks).

    The overall objective of Washtenaw's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. Washtenaw does not speculate on the direction of interest rates in its management of interest rate risk.

    The following table sets forth certain information relating to Pelican Financial's interest-earning assets and interest-bearing liabilities at September 30, 1999 that were estimated to mature or were scheduled to reprice within the period shown:

	At September 30, 1999
	Less than 3 months	3 months through 12 months	Over 1 year through 5 years	Over 5 years	Total
	(Dollars in thousands)

Interest-earning assets:
Short-term investments (1)	$4,930	$196	$—	$—	$5,126
Investment Securities (2)	—	—	3,893	2,131	6,024
Loans	86,610	7,844	10,799	22,887	128,140

Total interest-earning assets	91,540	8,040	14,692	25,018	139,290
Interest-bearing liabilities:
Savings deposits	18,764	—	—	—	18,764
Certificates of deposit	5,017	21,367	1,839	—	28,223
Borrowings (3)	90,305	1,200	—	—	88,505

Total interest-bearing liabilities	114,086	22,567	1,839	—	135,492
Interest rate sensitivity gap	$(22,546)	$(14,527)	$12,853	$25,018

Cumulative gap	$(22,546)	$(37,073)	$(24,220)	$798
Cumulative gap to interest-earning assets	(25)%	(461)%	(165)%	3%
Ratio of interest-earning assets to interest-bearing liabilities	80%	36%	799%	0%

(1)
Includes federal funds sold and interest-bearing deposits

(2)
Investment securities are stated at market value

(3)
Includes federal funds purchased and other short-term borrowings

    As shown above, at September 30, 1999, Pelican Financial had a negative gap position based on contractual maturities and repayment assumptions for the next twelve months. This means that Pelican Financial's interest-earning assets reprice more slowly than its interest-bearing liabilities. In a declining interest rate environment, the cost of Pelican Financial's interest-bearing liabilities may be expected to decrease faster than amounts received on interest-earning assets, thus increasing Pelican Financial's interest rate spread. In an increasing interest rate environment, the negative gap means that the amounts received on interest-earning assets may be expected to increase more slowly than amounts paid on Pelican Financial's interest-bearing liabilities, thus decreasing Pelican Financial's interest rate spread.

    Certain shortcomings are inherent in the method of analysis presented in the table above. For example, certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

    The above analysis incorporates the following assumptions:

  1.
  federal funds are considered to reprice within 90 days;

  2.
  savings deposits are considered to have a repricing period of less than 90 days;

  3.
  certificates of deposit reprice according to their stated maturity;

  4.
  short-term borrowings are considered to mature within 90 days except where contractually different; and

  5.
  loans held for sale, consisting primarily of loans held by Washtenaw, are shown in the period in which they are expected to be sold and all other loans, consisting primarily of loans held at Pelican National are shown in the period in which they contractually reprice or mature.

    The interest rate sensitivity of Pelican Financial's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

Part II. Other Information

Item 1. Legal Proceedings

    At September 30, 1999, neither Pelican Financial nor Pelican National was involved in any material legal proceedings. Below is a brief description of material pending legal proceedings to which Washtenaw is a party:

    Chandler, et.al. v. Hilton Mortgage Corporation and Washtenaw Mortgage Co., Civil Action No. 94-A-1418-N, U.S. District Court for the Middle District Alabama ("Chandler"). On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act ("TILA"). The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act ("RESPA"), a request for declaratory judgement, and a fraud claim. The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payment for the referral of business, or duplicative payments. The suit seeks unspecified damages. On July 29, 1998, the court denied class certification. However, at the request of the plaintiff, the court has permitted plaintiff to refile the motion for class certification. Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws. In the opinion of management, the resolution of this matter is not expected to have a material impact on the financial position or results of operations of Pelican Financial.

    Rose et.al. v. Washtenaw Mortgage Co., Case No. 4:98cv33-B-B, U.S. District Court for the Northern District of Mississippi. On February 10, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments. The suit sought unspecified damages. On June 2, 1998, plaintiffs filed a motion for class action certification. On August 4, 1998, Washtenaw filed a motion to stay the action, citing the order denying class certification in Chandler and on September 11, 1998, the court ordered all proceedings stayed pending a final judgement in Chandler. The case was dismissed in November 1999.

    Hearn, et.al. v. Washtenaw Mortgage Co., Case 4:98-CV-78 (JRE), U.S. District Court for the Middle District of Georgia. On February 19, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments. The suit seeks unspecified damages. On June 22, 1998, Washtenaw filed its answer denying all liability, asserting affirmative defenses, and further asserting that a class should not be certified. There have been no additional proceedings in this matter other than limited discovery. Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws. In the opinion of management, the resolution of this matter is not expected to have a material impact on the financial position or results of operations of Pelican Financial.

    Washtenaw Mortgage Co. v. Hallmark Mortgage Management Services, Inc. and David Jackson Holcomb, Civil Action No. 4:98 CV 207, U.S. District Court for the Eastern District of Texas. This lawsuit filed on July 19, 1998 relates to a Stock Purchase Agreement dated June 1, 1998 between Washtenaw and David Jackson Holcomb in which Washtenaw agreed to purchase 22,500 shares of Hallmark Mortgage Management Services, Inc. ("Hallmark") from Mr. Holcomb, constituting 45% of the then outstanding stock of Hallmark. Washtenaw paid $100,000 at the time of execution of the Stock Purchase Agreement and agreed to pay an additional amount if certain benchmarks were met. Those benchmarks were not met and within approximately two weeks of the closing of the purchase, Washtenaw began to have serious operational problems with Mr. Holcomb and Hallmark. Within one month of the closing of the purchase Washtenaw filed this lawsuit seeking a receiver and unspecified damages as a result of fraud, misrepresentation, and breach of contract, and seeking a declaratory judgement. The defendants filed a counterclaim for breach of contract, defamation, and civil conspiracy. No specific damage amount was plead by defendants. On July 23, 1998, the court granted Washtenaws motion to have a receiver appointed. The receiver has concluded its appointed tasks and Washtenaw is preparing to file a claim with its insurance carrier for the resultant damages. In the opinion of management, the resolution of this matter is not expected to have a material adverse impact on the financial position or results of operations of Pelican Financial.

Item 2. Changes in Securities and Use of Proceeds

    (a) Not Applicable

    (b) Not Applicable

    (c) Not Applicable

    (d) The effective date of the Registration Statement on Form S-1 was November 10, 1999.

    The offering commenced on November 10, 1999.

    The offering terminated with respect to 960,000 shares of common stock, $0.01 par value per share, upon the sale of the shares to three underwriters, the First American Investment Banking Corporation, Stanford Group Company, and First Colonial Securities Group, Inc. The underwriters retain an option to purchase up to an additional 144,000 shares which expired on December 10, 1999.

    The aggregate offering price of the securities registered was $12.4 million. The aggregate number of securities registered was 1,380,000 shares. The aggregate offering price of the securities sold was $6.7 million. The aggregate number of securities sold was 960,000 shares.

    In connection with the offering, Pelican Financial incurred $604,800 of underwriting discounts and commissions, $75,000 of expenses paid to or for the underwriters, $630,000 of other expenses, and $1.3 million of total expenses. All of the payments were direct or indirect payments to others and none of the payments were direct or indirect payments to directors, officers, or persons owning 10% or more of any class of equity securities of Pelican Financial.

    The net offering proceeds totaled $5,410,200. The net proceeds were used as follows:

Amount	Description of use

$3,000,000	Contributed to Pelican National to increase regulatory capital
1,200,000	Repay outstanding note payable
800,000	Contributed to Washtenaw to increase capital
410,200	Retained by Pelican Financial for general corporate purposes

$5,410,200	Total net proceeds

    The use of proceeds described above does not represent a material change from the use of proceeds described in the prospectus.

Item 3. Defaults Upon Senior Securities

    Not Applicable.

Item 4. Submission of Matters to a Vote of Shareholders

    A Special Meeting of Shareholders of the Company was held on July 6, 1999. At the Special Meeting 2,431,072 shares were present in person or in proxy. The following matter was submitted to a vote of the shareholders:

    To change the name of the Corporation from PN Holdings, Inc. to Pelican Financial, Inc. A vote was taken on the aforementioned proposal, with the following results:

For	Against	Abstain
2,431,072	0	0

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    27 — Financial Data Schedule

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three month period ending September 30, 1999.

Pelican Financial, Inc. and Subsidiaries

Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 23, 1999	By:	/s/ CHARLES C. HUFFMAN Charles C. Huffman President and Chief Executive Officer
Date: December 23, 1999	By:	/s/ MICHAEL L. HOGAN Michael L. Hogan Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Pelican Financial, Inc. Index

Management's Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998
Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Shareholders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Pelican Financial, Inc. and Subsidiaries
Signatures