Form 10-K
period 1999-12-31
PELICAN FINANCIAL INC
filed 2000-03-30
CIK 1037652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------


                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999
                                                        -----------------------
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
         _____________

                   Commission file number _______________

                             PELICAN FINANCIAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)



                           DELAWARE                                                                   58-2298215
--------------------------------------------------------------                           ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                           (I.R.S. Employer Identification No.)

           315 EAST EISENHOWER, ANN ARBOR, MICHIGAN                                                      48108
--------------------------------------------------------------                           ------------------------------------
           (Address of Principal Executive Offices)                                                   (Zip Code)

                                                             (800) 765-5562
-----------------------------------------------------------------------------------------------------------------------------
                                        (Registrant's Telephone Number, Including Area Code)

                                    Securities registered pursuant to Section 12(b) of the Act:

                      TITLE OF EACH CLASS                                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
          ------------------------------------------                       -----------------------------------------------
            COMMON STOCK, PAR VALUE $0.01 PER SHARE                                   AMERICAN STOCK EXCHANGE

                                  Securities registered pursuant to Section 12(g) of the Act: NONE


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The issuer's voting stock trades on the American Stock Exchange under the symbol "PFI." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on March 15, 2000, was $6,034,588 ($3.88 per share based on 1,555,247 shares of common stock outstanding).

    As of March 15, 2000, there were issued and outstanding 3,992,836 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 1999 (Part II).



======================================================================================================================

                                                         TABLE OF CONTENTS

PART I.                                                                                                    PAGE
                                                                                                           ----
     Item 1.      Business...................................................................................3
     Item 2.      Properties................................................................................33
     Item 3.      Legal Proceedings.........................................................................34
     Item 4.      Submission of Matters to a Vote of Security Holders.......................................35

PART II.

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................35
     Item 6.      Selected Financial Data...................................................................36
     Item 7.      Management's Discussion and Analysis of Financial Condition and

                     Results of Operations..................................................................38
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk................................50
     Item 8.      Financial Statements and Supplementary Data...............................................53
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................................81

PART III.

     Item 10.     Directors and Executive Officers of the Registrant........................................81
     Item 11.     Executive Compensation....................................................................81
     Item 12.     Security Ownership of Certain Beneficial Owners and Management............................81
     Item 13.     Certain Relationships and Related Transactions............................................81

PART IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................81

SIGNATURES

======================================================================================================================


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Annual Report and Form 10-K, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons, including those discussed in "Business - Factors that May Affect Future Results." You are urged to carefully consider these factors, as well as other information contained in this Annual Report and Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Pelican Financial was incorporated in Delaware on March 3, 1997 to own and control all of the outstanding capital stock of Pelican National and Washtenaw. Pelican Financial has no employees other than executive officers who do not receive compensation from Pelican Financial for serving in this capacity. See "Management - Director and Executive Officer Compensation." Pelican Financial engages in no other operations other than the management of its investments in Pelican National and Washtenaw.

         Pelican Financial is registered with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956. Because Pelican Financial is a bank holding company, its primary federal regulator is the Federal Reserve Board.

         Pelican Financial currently operates in both the retail banking and mortgage banking segments through its wholly-owned subsidiaries. As of December 31, 1999, most of Pelican Financial's revenues (net interest income and non-interest income) and earnings before income taxes are attributable to the mortgage banking segment, primarily conducted by Washtenaw. Pelican Financial believes that the retail banking business, primarily conducted by Pelican National, can provide Pelican Financial with a strategic advantage as Pelican National grows. One of these advantages may be access to funding sources for Washtenaw's mortgage origination business which would not otherwise be available. These additional funding sources include low cost retail deposits and escrowed funds.

         At December 31, 1999, total assets of Pelican Financial were $155.9 million, of which approximately $76.1 million were assets of Washtenaw and approximately $79.6 million were assets of Pelican National. For the year ended December 31, 1999, net income was $3.4 million, of which $3.1 million was net income of Washtenaw, $589,000 was net income of Pelican National, and $234,000 was net loss at the holding company level.

MARKET AREA

         The mortgage banking offices of Washtenaw are located in Ann Arbor, Michigan and Pleasant Hill, California. From these offices, Washtenaw operates its national wholesale lending as well as its retail mortgage origination business. Washtenaw does business with over 1,593 correspondent lenders in approximately 41 states. For the year ended December 31, 1999, the top five states in terms of number of loan purchases for Washtenaw are Michigan (23%), Ohio (23%), Florida (10%), Indiana (7%), and Georgia (5%).

         The retail banking operations of Pelican National are primarily located in Naples, Florida and Fort Myers, Florida. Pelican National is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. Pelican National's primary service area for attracting deposits and making loans includes the communities located in western Collier County, Florida. These communities include North Naples, Central Naples, East Naples, South Naples, Golden Gate, Marco Island, and the portion of Bonita Springs which is in Collier County, which make up an area locally known as the "greater Naples area." Collier County has, and continues to experience population growth greater than the national and Florida averages. The population of Collier County is estimated to increase 45% from the 1990 census through the year 2000 and is estimated to reach 250,000 people by the year 2005.

         As a result of the opening of our first branch office in Fort Myers, Florida, Pelican National Bank's secondary service area for attracting deposits and making loans includes the communities located in western Lee County, Florida. These communities include North Fort Myers, Central Fort Myers, East Fort Myers, South Fort Myers, Fort Myers Beach, Sanibel Island, Captiva Island, Cape Coral, Lehigh Acres, and Pine Island. Lee County has, and continues to experience population growth greater than the national and Florida averages. The population of Lee County is estimated to increase 26% from the 1990 census through the year 2000 and is estimated to reach 463,000 people by the year 2005.

         Because of its year-round subtropical climate and pristine beaches, Collier County attracts approximately 2.8 million visitors per year. As a result, the service sector is the largest employer in Collier County, particularly hotels such as Marriott Corporation, Hilton, and Radisson. Small businesses which employ less than five persons also make up approximately 68% of the service sector. The next largest sector is retail trade followed by construction and the government. Per capita personal income in the Naples area is approximately 69% higher than the per capita income of Florida and the United States. According to the Department of Housing and Urban Development, median family income in the Naples area was $54,000 in 1998.

         Lee County also has a year round subtropical climate and pristine beaches and attracts approximately 1.6 million visitors per year. As a result, the service sector is the largest employer in Lee County, particularly resorts such as South Seas Resort Company, Sanibel Harbour Resort and Gasparilla Inn Corporation. Small businesses, which employ less than ten persons, also make up approximately 80% of the service sector. The next largest sector is retail trade followed by the government and construction. Per capita personal income is approximately 1.5% higher than the per capita income of Florida. According to the University of Florida Bureau of Economic and Business Research, median family income in the Fort Myers area was $34,680 in 1998.

COMPETITION

         Pelican Financial faces significant competition both in generating loans at Washtenaw and in attracting deposits and making loans at Pelican National.

         The mortgage banking operations of Washtenaw compete on a national basis with local, regional, and national mortgage lenders, insurance companies, and financial institutions. Many of these competitors are significantly larger and have greater financial resources than Washtenaw. Mortgage banking is a highly competitive market. The underwriting guidelines and servicing requirements set by the participants in the secondary markets are standardized. As a result, mortgage banking products (I.E., mortgage loans and the servicing of these loans) have become difficult to differentiate. Mortgage bankers compete primarily on the basis of price or service, making effective cost management essential. Mortgage bankers generally seek to develop cost efficiencies in one of two ways: economies of scale or specialization. Washtenaw has sought economies of scale through an emphasis on wholesale originations and the introduction of automated processing systems which allow Washtenaw to request and receive credit reports directly into its computer system and then to transmit and receive mortgage approvals and rejections online. Therefore, Washtenaw primarily seeks to distinguish itself by providing quality service through automated processing of loan applications at a price that is below the average of its competition.

         Washtenaw has historically been in the wholesale mortgage origination business. It originates only a minor amount of retail mortgages. Wholesale mortgage sources provide Washtenaw economies of scale by allowing Washtenaw to choose economically favorable geographic markets and purchase loans without leased space or personnel other than individual account executives. All services remain centralized in the home office and one regional office.

         Pelican National operates as a full-service community bank, offering a variety of financial services to meet the needs of its market area. Those services include accepting time and demand deposits from the general public and together with other funds, using the proceeds to originate secured and unsecured commercial and consumer loans, finance commercial transactions, and provide construction and mortgage loans, as well as home equity and personal lines of credit. Other services offered by Pelican National include the sale of money orders, traveler's checks, cashier's checks, and savings bonds, wire transfer and direct deposit services, and safe deposit boxes.

         Pelican National's primary market area is also highly competitive and Pelican National faces direct competition for loans from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence. Pelican National's most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions. In addition, Pelican National faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in instruments such as short-term money market funds, corporate and government securities funds, mutual funds, and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions. Pelican National primarily seeks to distinguish itself from the competition based on the level of service offered and its variety of loan products. As a full-service community bank, Pelican National believes that it can better serve individuals and small businesses that have become disenfranchised with the narrow guidelines of large national and regional banks. Pelican National also has the ability, through its affiliation with Washtenaw, to offer loan products other small community banks may not be able to access.

LENDING ACTIVITIES

         GENERAL. Washtenaw originates or acquires loans primarily through the wholesale, correspondent, and retail loan production of its mortgage banking operations. Loans are held available for sale in the secondary market . Wholesale mortgage loan production involves the origination of loans by a nationwide network of independent mortgage brokers with funding provided directly by Washtenaw (I.E., table funding) and the transfer of these loans to Washtenaw upon closing. Correspondent mortgage loan production occurs through the purchase of loans by Washtenaw from independent mortgage lenders, commercial banks, savings and loan associations, and other financial intermediaries that originate loans in their own name using their own source of funds. Retail mortgage loan production for mortgage banking operations occurs through Washtenaw's retail loan origination office in Ann Arbor, Michigan.

         Pelican National originates or acquires loans through its retail banking operations. Loans are either held for investment or held available for sale in the secondary market. In addition to mortgage loan production, Pelican National engages to a limited extent in the origination of commercial, commercial real estate, construction, and consumer loans. Pelican National also purchases loan packages from the FDIC to supplement its loan portfolio.

         For the year ended December 31, 1999, Pelican Financial's combined wholesale and correspondent loan production totaled $2.2 billion and its retail loan production totaled $61.8 million.

         The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes mortgage loans available for sale and mortgage loans held for investment. At December 31, 1999 and 1998, Pelican Financial had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                               December 31,
                                             -----------------------------------------------------------------------------
                                                              1999                                    1998
                                             ---------------------------------------  ------------------------------------
                                                Amount                     Percent       Amount                 Percent
                                             ------------                -----------  ----------              ------------
                                                                          (Dollars in thousands)
Real estate loans:
   Residential, one to four units ......        $ 111,646                  84.49%      $ 192,703                  95.21%
   Residential, multifamily ............                0                   0.00               0                   0.00
   Commercial and industrial
       real estate .....................           16,987                  12.86           7,631                   3.77
   Construction ........................            1,706                   1.29             898                   0.44
                                                ---------                  -----       ---------                  -----
      Total real estate loans ..........          130,339                  98.64         201,232                  99.42
Other loans:
   Business, commercial ................              679                   0.51             824                   0.41
   Automobile ..........................              106                   0.08             341                   0.17
   Other consumer ......................            1,015                   0.77               2                   0.00
                                                ---------                  -----       ---------                  -----
      Total other loans ................            1,800                   1.36           1,167                   0.58
                                                ---------                  -----       ---------                  -----
         Total gross loans .............          132,139                 100.00%        202,399                 100.00%
                                                                          ======                                 ======

Unearned fees, premiums and
   discounts, net ......................           (2,647)                                 1,056

Allowance for loan losses ..............             (374)                                  (127)
                                                ---------                              ---------

   Total Loans net (1) .................        $ 129,118                              $ 203,328
                                                =========                              =========


                                                          December 31,                           January 31,
                                                --------------------------------     ------------------------------------
                                                              1997                                   1997
                                                --------------------------------     ------------------------------------
                                                  Amount                 Percent      Amount                  Percent
                                                ----------             ---------    ---------               ---------
                                                                          (Dollars in thousands)
Real estate loans:
   Residential, one to four units ......        $ 100,513                 99.81%     $  41,240                 100.00%
   Residential, multifamily ............                0                  0.00              0                   0.00
   Commercial and industrial
       real estate .....................                0                  0.00              0                   0.00
   Construction ........................                0                  0.00              0                   0.00
                                                ---------                 -----      ---------                 ------
      Total real estate loans ..........          100,513                 99.81         41,240                 100.00
Other loans:
   Business, commercial ................                0                  0.00              0                   0.00
   Automobile ..........................              193                  0.19              0                   0.00
   Other consumer ......................                0                  0.00              0                   0.00
                                                ---------                 -----      ---------                 ------
      Total other loans ................              193                  0.19              0                   0.00
                                                ---------                 -----      ---------                 ------
         Total gross loans .............          100,706                100.00%        41,240                 100.00%
                                                                         ======                                ======

Unearned fees, premiums and
   discounts, net ......................              134                                   13

Allowance for loan losses ..............              (66)                                   0
                                              -----------                            ---------

   Total Loans net (1) .................      $   100,774                            $  41,253
                                              ===========                            =========






                                                           January 31,
                                                --------------------------------
                                                              1996
                                                --------------------------------
                                                  Amount                Percent
                                                ----------            ----------
                                                      (Dollars in thousands)
Real estate loans:
   Residential, one to four units ......        $  35,351               100.00%
   Residential, multifamily ............                0                 0.00
   Commercial and industrial
       real estate .....................                0                 0.00
   Construction ........................                0                 0.00
                                                ---------               ------
      Total real estate loans ..........           35,351               100.00
Other loans:

   Business, commercial ................                0                 0.00
   Automobile ..........................                0                 0.00

   Other consumer ......................                0                 0.00
                                                ---------               ------
      Total other loans ................                0                 0.00
                                                ---------               ------

         Total gross loans .............           35,351               100.00%
                                                                        ======

Unearned fees, premiums and
   discounts, net ......................              188

Allowance for loan losses ..............                0

                                               ----------

   Total Loans net (1) .................       $   35,539

                                               ==========


------------
1)     Includes loans held for sale and loans receivable, net.

         In its wholesale and correspondent lending, Washtenaw competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. Washtenaw primarily originates conforming, fixed rate 30-year mortgage loans, which collectively represented 59.66% of its total loan production for the year ended December 31, 1999, 61.06% of its total loan production for the year ended December 31, 1998, and 55.32% for the eleven months ended December 31, 1997. In addition, Washtenaw offers other products, such as adjustable-rate, 5-year and 7-year balloons, and jumbo mortgages as well as loans pursuant to various Federal Housing Administration programs. Mortgage loans originated are primarily for the purchase of single-family residences, although these loans are also originated for refinancing of existing mortgages.

         During the year ended December 31, 1999, the year ended December 31, 1998, and the eleven months ended December 31, 1997, approximately 67.86%, 79.17%, and 66.03%, respectively, of the single-family mortgage loans originated were refinancings of outstanding mortgage loans.

         The following table contains certain information at December 31, 1999 regarding the maturity of Pelican Financial's loan portfolio along with the dollar amounts of loans due after one year which have fixed and variable rates. All loans are shown maturing based upon contractual maturities and includes scheduled payments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Scheduled contractual principal repayments are not necessarily predictive of the actual maturities of loans because of prepayments. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when prevailing mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans, and conversely, decrease when interest rates on existing mortgages are substantially higher than prevailing mortgage rates.


                                        1 to 4                     Commercial
                                         Family    Multi-family   & Industrial               Business,
                                      Real Estate   Real Estate    Real Estate Construction  Commercial   Consumer      Total
                                        --------     --------     --------      --------     --------     --------     --------
                                                                            (In thousands)
Non-accrual loans .................     $      0     $      0     $      0     $      0     $      0     $      0     $      0
                                        ========     ========     ========     ========     ========     ========     ========
Amounts Due:
  Within 3 months .................     $  4,860     $      0     $  2,891     $    601     $    102     $    385     $  8,839
  3 months to 1 year ..............       11,961            0        1,052          574           31            2       13,620
                                        --------     --------     --------     --------     --------     --------     --------
     Total due within 1 year ......       16,821            0        3,943        1,175          133          387       22,459
                                        --------     --------     --------     --------     --------     --------     --------
  After 1 year:

     1 to 3 years .................        6,337            0        4,289            0          182          274       11,082
     3 to 5 years .................        3,244            0        7,100            0          192          209       10,745
     5 to 10 years ................          733            0        2,154            0           24          251        3,162
     10 to 15 years ...............        8,456            0            0            0            0            0        8,456
     Over 15 years ................       73,588            0            0            0            0            0       73,588
                                        --------     --------     --------     --------     --------     --------     --------
       Total due after 1 year .....       92,358            0       13,543            0          398          734      107,033
                                        --------     --------     --------     --------     --------     --------     --------

     Total ........................     $109,179     $      0     $ 17,486     $  1,175     $    531     $  1,121     $129,492
                                        ========     ========     ========     ========     ========     ========     ========
Allowance for loan losses .........     $    138     $      0     $     85     $     11     $    132     $      8     $    374
                                        ========     ========     ========     ========     ========     ========     ========

Fixed rate ........................     $ 77,918     $      0     $  6,699            0     $    398     $    712     $ 85,727
Variable rate .....................       14,440            0        6,844            0            0           22       21,306
                                        --------     --------     --------     --------     --------     --------     --------
  Total due after 1 year ..........     $ 92,358     $      0     $ 13,543     $      0     $    398     $    734     $107,033
                                        ========     ========     ========     ========     ========     ========     ========

         The following table contains information on the activity in Pelican Financial's mortgage loans available for sale and its loans held for investment in its portfolio.


                                                                            For the year ended               For the period from
                                                                                December 31,                 February 1, 1997 to
                                                                  --------------------------------------         December 31,
                                                                          1999                 1998                   1997
                                                                  -------------------  -----------------     --------------------
                                                                                          (In thousands)
              Available for Sale:
                Beginning balance.............................      $    179,454           $     98,658            $   39,974
                Originations..................................         2,244,022              2,405,776               732,556
                Repurchases...................................                 0                      0                     0
                Net sales:
                  Sales.......................................         2,362,237              2,323,803               674,651
                  Deferred fees - current year................             (482)                (1,056)               (1,115)
                  Deferred fees - prior year..................             1,056                  1,116                   336
                                                                    ------------            -----------             ---------
                    Net sales.................................         2,362,811              2,323,863               673,872
                Transfers (to) from available for sale........             (129)                (1,117)                     0
                                                                    ------------            -----------             ---------
                   Ending balance.............................      $     60,536            $   179,454             $  98,658
                                                                    ============            ===========             =========

              Held for Investment:
                Beginning balance.............................            24,100            $     2,181             $   1,279
                Originations and purchases....................            62,130                 32,393                   506
                Repurchases...................................               146                 11,084                 1,226
                Repayments/adjustments........................          (17,205)                   (12)                  (46)
                Payoffs.......................................             (123)               (21,714)                  (44)
                Sales.........................................              (31)                   (46)                     0
                Transfers to repossessed assets...............             (146)                  (903)                 (740)
                Transfers (to) from available for sale........               129                  1,117                     0
                                                                    ------------            -----------             ---------
                   Ending balance.............................      $     69,000            $    24,100             $   2,181
                                                                    ============            ===========             =========




          MORTGAGE BANKING OPERATIONS. Washtenaw actively participates in the mortgage banking market on a national basis. Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market. The secondary mortgage market and its evolution have been significantly influenced by two government-sponsored enterprises, Federal National Mortgage Association (commonly referred to as Fannie Mae) and Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac), and one government agency, Government National Mortgage Association (commonly referred to as Ginnie Mae). Through these entities, the United States government provides support and liquidity to the market for residential mortgage debt.

          Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, the originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform with standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration in the case of Ginnie Mae. All loans other than Federal Housing Administration loans are considered conventional loans. Loans with principal balances exceeding agency guidelines, currently those in excess of $240,000 for single-family mortgage loans (I.E., "jumbo" or "nonconforming loans"), are sold to private investors.

         Washtenaw pursues its loan production strategy as part of its mortgage banking operations through Washtenaw's wholesale and correspondent loan production outlets and, to a limited extent, through direct solicitation of commercial banks, savings associations and credit unions and retail loan production.

         WHOLESALE LOAN PRODUCTION. Under its wholesale operations, Washtenaw funds mortgage loans originated by a network of approximately 1,593 independent mortgage brokers nationwide. Approximately 802 of these brokers originate mortgage loans for Washtenaw on a monthly basis and the remainder originate mortgage loans for Washtenaw on a quarterly basis. This network is maintained by Washtenaw's approximately 24 business consultants, who are compensated through a salary and commission package. Many of the larger brokers are provided with loan data entry software by Washtenaw for the entry of loan applicant data in a format familiar to Washtenaw's underwriters and for transmission to Washtenaw's automated underwriting systems for review. All loans originated through brokers are underwritten according to Washtenaw's standards.

         Washtenaw's underwriters or contract representatives review the loan data provided by the loan applicant, including the review of appropriate loan documentation, and request additional information as necessary from the broker. Loans originated by these brokers are typically funded directly by Washtenaw through table funding arrangements. In a majority of cases, the loan is closed in the broker's name and thereafter transferred to Washtenaw together with related mortgage servicing rights for which Washtenaw generally pays a servicing release premium which is included in the loan price paid to the broker by Washtenaw. However, in certain states, the broker is required to close the loan in Washtenaw's name. Broker participants in this program are prequalified on the basis of creditworthiness, mortgage lending experience, and reputation. Each broker undergoes annual and ongoing reviews by Washtenaw.

         CORRESPONDENT LOAN PRODUCTION. In addition, Washtenaw acquires mortgage loans from mortgage lenders, commercial banks, savings and loan associations, and other financial intermediaries. Washtenaw's selection of correspondents is subject to a separate approval process with higher net worth requirements than wholesale brokers and correspondents who must use their own source of funds to close loans. The prices of these loan acquisitions are separately negotiated. Warehouse lines of credit, typically obtained from third parties, may be used by the mortgage lenders to finance their respective mortgage loan originations. Washtenaw does not provide warehouse lines of credit for its correspondents. All loans acquired from correspondents are expected to satisfy Washtenaw's underwriting standards and may be repurchased by the correspondent if there is a default of the loan due to fraud or misrepresentation in the origination process and for certain other reasons, including the failure to satisfy underwriting requirements imposed by Washtenaw.

          RETAIL LOAN PRODUCTION. Pelican Financial's retail loan production involves the origination of loans directly from Washtenaw or Pelican National. Pelican Financial has no retail loan origination offices other than its main office in Ann Arbor, Michigan and Pelican National offices located in Naples and Fort Myers, Florida. The retail loan activity of Pelican Financial primarily involves the origination of single-family mortgage loans and, to a lesser extent, Pelican National originates construction, consumer, and commercial loans. These retail loan originations generally provide Pelican Financial with a source of loan production at a lower cost per loan than loans acquired through brokers or correspondents because the cost of generating these loans is more than offset by cost savings through Pelican Financial's ability to avoid payment of the servicing release premium for the related mortgage servicing rights.

SECONDARY MARKET ACTIVITIES

         Pelican Financial sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to the loans. During the years ended December 31, 1999 and 1998 and the eleven months ended December 31, 1997, Pelican Financial originated or purchased $2.3 billion, $2.4 billion, and $732.6 million in total mortgage loans, respectively, and sold $2.4 billion, $2.3 billion, and $673.9 million of mortgage loans, respectively, in the secondary market. Mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to investors principally at prices established at the time of sale or pursuant to forward sales commitments. Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, and are generally sold to investment banking firms. A limited number of mortgage loans are sold to other institutional and non-institutional investors. For the years ended December 31, 1999 and 1998, a significant portion of these loans were exchanged for Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms. The remainder were sold to other institutional and non-institutional investors.

         Pelican Financial exchanges and sells mortgage loans on a non-recourse basis. In connection with Pelican Financial's loan exchanges and sales, Pelican Financial makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information. If there is a breach of the representations and warranties by Pelican Financial, Pelican Financial typically corrects these flaws. If the flaws cannot be corrected, Pelican Financial may be required to repurchase these loans. In cases where loans are acquired from a broker or correspondent and there have been material misrepresentations made to Pelican Financial, Pelican Financial generally has the right to resell the flawed loan back to the broker or correspondent pursuant to the agreement between Pelican Financial and the broker or correspondent. Otherwise, Pelican Financial is indemnified against loss on these flawed loans by the broker. In addition, Pelican Financial relies upon contract underwriters for a portion of its loan production, and these underwriters must indemnify Pelican Financial against loss for loans which are eventually determined to have been flawed by "blatant fraud" upon origination.

         Pelican Financial assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. These factors are monitored on a daily basis, and Pelican Financial adjusts its hedging on a daily basis as needed. Pelican Financial hedges its "available for sale" mortgage loan portfolio and its interest rate risk inherent in its unfunded mortgage commitments primarily through the use of forward sale commitments. Pursuant to these commitments, Pelican Financial enters into commitments with terms of not more than 90 days to sell these loans to Freddie Mac, Fannie Mae, and Ginnie Mae.

ASSET QUALITY

         Pelican Financial is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. Pelican Financial's senior officers closely monitor the loan and real estate owned portfolios for potential problems on a continuing basis and reports to the Board of Directors of Pelican Financial at regularly scheduled meetings. These officers regularly review the classification of loans and the allowance for losses. Pelican Financial also has a quality control department, the function of which is to provide the Board of Directors of Pelican Financial with an independent ongoing review and evaluation of the quality of the process by which lending assets are generated.

         Nonperforming assets consist of nonaccrual loans and real estate owned. Loans are usually placed on nonaccrual status when the loan is past due 90 days or more, or the ability of a borrower to repay principal and interest is in doubt. Real estate acquired by Pelican Financial as a result of foreclosure is classified as other real estate owned until the time as it is sold. Pelican Financial generally tries to sell the property at a price no less than its net book value, but will consider discounts where appropriate to expedite the return of the funds to an earning status. When the property is acquired, it is recorded at its fair value less estimated costs of sale. Any required write-down of the loan to its appraised fair market value upon foreclosure is charged against the allowance for losses.

         Pelican Financial establishes an allowance for losses based upon a quarterly or more frequent evaluation by management of various factors including the estimated market value of the underlying collateral, the growth and composition of the loan portfolio, current delinquency trends and prevailing and prospective economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect borrowers' abilities to comply with repayment terms. If actual losses exceed the amount of the allowance for losses, earnings could be adversely affected. As Pelican Financial's provision for losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for losses represents general, rather than specific, reserves.

         The following table summarizes nonperforming loans, other real estate owned, and restructured loans at the periods indicated. During the periods indicated, Pelican National did not have any nonperforming assets and Pelican Financial had no restructured loans.


                                                               December 31,                     January 31,
                                                   ----------------------------------  --------------------------
                                                     1999        1998         1997         1997         1996
                                                   ---------   ---------   ----------   ----------   ------------
                                                                       (Dollars in thousands)
Nonaccrual loans..............................      $     0      $     0      $     0      $     0       $     0
Loans past due 90 days or more but not on
  nonaccrual...................................       2,291          913        1,675        1,279           615
                                                    -------      -------      -------      -------       -------
    Total nonperforming loans..................       2,291          913        1,675        1,279           615

Other real estate owned........................         538          581          299          519          (38)
                                                    -------      -------      -------      -------       -------
    Total nonperforming assets.................     $ 2,829      $ 1,494      $ 1,974      $ 1,798       $   577
                                                    =======      =======      =======      =======       =======

Total nonperforming assets to total assets.....       1.82%        0.61%        1.63%        3.73%         1.28%
Allowance for loan losses to nonperforming loans     16.32%       13.91%        3.94%        0.00%         0.00%
Nonperforming loans to total assets............       1.47%        0.37%        1.39%        2.65%         1.36%



         Pelican Financial relies upon its underwriting department to ascertain compliance with individual investor standards prior to sale of the loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance. During the year ended December 31, 1999, Pelican Financial sold approximately $2.4 billion in single-family mortgage loans into the secondary market, of which only five loans were repurchased during 1999, representing less than 0.1 percent of 22,502 loans originated in 1999. Pelican Financial views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department. All five of the loans repurchased during 1999 were nonperforming. Losses arising from repurchases depend upon whether repurchased loans are or become nonperforming and, if so, whether Pelican Financial is able to recover all of the loan principal and interest otherwise due.

         It has been Pelican Financial's experience that nonperforming loans do not necessarily result in an ultimate loss to Pelican Financial. In addition, Pelican Financial may also have the right to sell the repurchased loan back to the broker or correspondent which originated it, or to seek indemnity from the applicable mortgage insurance company in the case of loans which are underwritten on a contract basis for Pelican Financial by these insurers. It has been management's policy not to provide a general or specific allowance for loan losses on nonperforming loans of Washtenaw because the ultimate risk of loss is low. As a nonperforming loan progresses through the foreclosure process and becomes other real estate owned, Washtenaw evaluates the underlying collateral for salability and determines at that time whether a reserve against other real estate owned is necessary.

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pelican Financial's allowance for loan losses. These agencies may require Pelican Financial to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. Pelican Financial will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes Pelican Financial's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that Pelican Financial's level of allowance for loan losses will be sufficient to cover loan losses incurred by Pelican Financial or that adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table contains information with respect to Pelican Financial's allowance for loan losses for the periods indicated:




                                                                                                                     At or for the
                                                                                   At or for the Year Ended            Period from
                                                                                         December 31,               February 1, 1997
                                                                              -----------------------------------    to December 31,
                                                                                    1999              1998                1997
                                                                              ----------------- -----------------   ----------------
                                                                                               (Dollars in thousands)

Average loans outstanding, net ..............................................       $170,949        $181,874           $ 51,094
                                                                                    ========        ========           ========
Total gross loans outstanding at end of period ..............................       $129,492        $203,455           $100,839
                                                                                    ========        ========           ========
Allowance balance at beginning of period ....................................       $    127        $     65           $      0

Provision for loan losses ...................................................            255              62                 65

Actual charge-offs:
  1-4 family residential real estate ........................................              0               0                  0
  Other .....................................................................              8               0                  0
                                                                                    --------        --------           --------
     Total charge-offs ......................................................              8               0                  0
                                                                                    --------        --------           --------

Recoveries:
     Total recoveries .......................................................              0               0                  0
                                                                                    --------        --------           --------
       Net chargeoffs .......................................................              8               0                  0
                                                                                    --------        --------           --------

Allowance balance at end of period ..........................................       $    374        $    127           $     65
                                                                                    ========        ========           ========

Net chargeoffs as a percent of average loans ................................          0.01%           0.00%
                                                                                       =====           =====
Allowance for loan losses to total gross loans at end of period .............          0.29%           0.06%
                                                                                       =====           =====

                                                                                   At or for the Year Ended
                                                                                          January 31,
                                                                                 ----------------------------
                                                                                     1997            1996
                                                                                 ---------------  -----------
                                                                                        Dollars in thousands)

Average loans outstanding, net ..............................................       $ 52,151        $ 50,371
                                                                                    ========        ========
Total gross loans outstanding at end of period ..............................       $ 41,253        $ 35,539
                                                                                    ========        ========

Allowance balance at beginning of period ....................................       $      0        $     74

Provision for loan losses ...................................................              0               0

Actual charge-offs:
  1-4 family residential real estate ........................................              0              74
  Other .....................................................................              0               0
                                                                                    --------        --------
     Total charge-offs ......................................................              0              74
                                                                                    --------        --------

Recoveries:
     Total recoveries .......................................................              0               0
                                                                                    --------        --------
       Net chargeoffs .......................................................              0              74
                                                                                    --------        --------
Allowance balance at end of period ..........................................       $      0        $      0
                                                                                    ========        ========
Net chargeoffs as a percent of average loans ................................          0.00%           0.15%
                                                                                       =====           =====
Allowance for loan losses to total gross loans at end of period .............          0.00%           0.00%
                                                                                       =====           =====



         The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:



                                                                                December 31,
                                             ---------------------------------------------------------------------------------------
                                                     1999                           1998                           1997
                                             -------------------------    -------------------------    -----------------------------
                                                          Percent of                   Percent of                       Percent of
                                                           Loans in                      Loans in                        Loans in
                                                              Each                         Each                            Each
                                             Allowance     Category to     Allowance    Category to     Allowance       Category to
                                               Amount      Total Loans       Amount     Total Loans       Amount        Total Loans
                                             ----------    -----------    ----------- -------------    -----------     -------------
                                                                                  (Dollars in thousands)
1-4 family residential real estate .........    $138(1)        84.49%        $ 63(1)       95.21%        $ 63(2)         99.81%
Multifamily real estate ....................        0           0.00            0           0.00            0             0.00
Commercial and industrial real estate ......       85          12.86           44           3.77            0             0.00
Construction ...............................       11           1.29            4           0.44            0             0.00
Business, commercial .......................      132           0.51           14           0.41            0             0.00
Automobile .................................        0           0.08            0           0.17            0             0.19
Other ......................................        8           0.77            2           0.00            2             0.00
Unallocated ................................        0         ------            0        -------            0           ------
                                                -----                       -----                       -----
    Total ..................................     $374(1)      100.00%        $127(1)      100.00%        $ 65(2)        100.00%
                                                =====         ======        =====        =======              ==        ======


                                                                  JANUARY 31,
                                              -----------------------------------------------------
                                                       1997                          1996
                                              ------------------------    -------------------------
                                                          Percent of                  Percent of
                                                           Loans in                    Loans in
                                                              Each                        Each
                                              Allowance   Category to     Allowance   Category to
                                                Amount    Total Loans       Amount     Total Loans
                                             ----------   -------------   -----------  ------------
                                                               (Dollars in thousands)
1-4 family residential real estate .........     $  0         100.00%        $  0         100.00%
Multifamily real estate ....................        0           0.00            0           0.00
Commercial and industrial real estate ......        0           0.00            0           0.00
Construction ...............................        0           0.00            0           0.00
Business, commercial .......................        0           0.00            0           0.00
Automobile .................................        0           0.00            0           0.00
Other ......................................        0           0.00            0           0.00
                                                 ----         -------        ----         -------
Unallocated ................................        0                           0
                                                 ----                        ----
    Total ..................................     $  0         100.00%        $  0         100.00%
                                                 ====         ======         ====         ======



----------------
(1)    None of the allowance amount is allocated to available-for-sale loans.
(2)    $42,000 of the allowance amount is allocated to available-for-sale loans.

UNDERWRITING

         Pelican Financial's mortgage loans are underwritten either in accordance with applicable Fannie Mae, Freddie Mac or Federal Housing Administration guidelines or with requirements set by other investors. Although Pelican Financial is qualified to underwrite Veteran's Administration loans, Pelican Financial does not make these loans.

         All mortgage loans originated or acquired by Pelican Financial, whether through its retail banking operations or through its wholesale or correspondent networks, must satisfy Pelican Financial's underwriting standards. Pelican Financial permits a few originating correspondent lenders operating pursuant to Pelican Financial's delegated underwriting program to perform initial underwriting reviews. Pelican Financial employs an automated underwriting process on most loans that is based upon data provided through Pelican Financial's initial loan data entry software and is available from Fannie Mae through its Desktop Underwriter(TM) software. This process incorporates credit scoring, which in turn employs rules-based and statistical technologies to evaluate the borrower, the property, and the sale of the loan in the secondary market. This process is intended to reduce processing and underwriting time, to improve overall loan approval productivity, to improve credit quality, and to reduce potential investor repurchase requests. Approximately one-third of loans underwritten by Pelican Financial are initially underwritten on a contractual basis by mortgage insurance companies, in their capacity as contract underwriters. The contract underwriter may be required to repurchase loans that are determined not to be in compliance with these underwriting criteria.

         A complete review of all information is conducted on loans underwritten directly by Pelican Financial prior to loan approval. This process involves the transfer of loan data to Pelican Financial by brokers or correspondents using loan data entry software provided by Pelican Financial plus certain other physical documentation or through the physical transfer of loan files to Pelican Financial. Commercial and residential loans originated by Pelican National are underwritten by Pelican National's senior management.

         To a limited extent, Pelican Financial delegates underwriting authority to select correspondent lenders who meet financial strength, delinquency, underwriting. and quality control standards. The lenders may be required to agree to repurchase loans that later become delinquent or to indemnify Pelican Financial from loss.

QUALITY CONTROL

         Pelican Financial maintains a quality control department that, among other things reviews compliance and quality assurance issues relating to loan production and underwriting. For its production compliance process, prior to funding a loan, Pelican Financial reviews all submissions from new brokers or correspondents. Typically, the first five loans are reviewed. If there are no discrepancies found, the broker or correspondent is removed from the pre-funding audits list. If any discrepancies are noted, the broker or correspondent remains on the pre-funding audits list until the broker or correspondent has shown that they are capable of underwriting loans to the standards of Pelican Financial on a consistent basis. All new underwriting staff of Pelican Financial also has his or her work audited post funding until he or she has shown that they are capable of underwriting loans to the standards of Pelican Financial on a consistent basis.

         Additionally, Pelican Financial randomly selects a statistical sample of generally at least 10% of all loans closed each month. This review includes a new credit report review and re-underwriting the loan; reverifying funds, employment, and other information in the loan application; and reviewing the data integrity of the information entered into Pelican Financial's automated underwriting system. Pelican

Financial also orders a second appraisal on 10% of the statistical sample (I.E., 1% of all loans closed each month). Pelican Financial uses Desktop Underwriter(TM) software developed by Fannie Mae to automate the underwriting process and provides some brokers and correspondents with Desktop Originator(TM) software, a similar product for use by brokers and correspondents of companies . In completing an audit, documentation review is performed to ensure regulatory compliance.

         Pelican Financial also monitors the performance of delegated underwriters through quality assurance reports prepared by the quality control department, Federal Housing Administration reports and audits, reviews and audits by regulatory agencies, investor reports, and mortgage insurance company audits. Deficiencies in loans are generally corrected; otherwise Pelican Financial may exercise its right to require that the loan be repurchased by the originating broker or correspondent, or Pelican Financial may insist that the broker who originated the loan indemnify Pelican Financial against any loss.

MORTGAGE LOAN SERVICING ACTIVITIES

         Pelican Financial derives a portion of its revenues from the servicing of mortgage loans for others. For the years ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997, Pelican Financial realized servicing fee income, net of amortization and impairment, from its mortgage loan servicing operations of $1.6 million, $447,000, and $840,000, respectively, which represented 7.48%, 2.07%, and 10.86% of Pelican Financial's non-interest income for the respective periods. Servicing arises in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained. With the exception of servicing that has been sold but not yet delivered, Pelican Financial does not subservice loans for others.

         Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and other miscellaneous duties related to loan administration. Pelican Financial collects servicing fees from monthly mortgage payments generally ranging from 0.25% (I.E., 25 basis points) to 0.75% (I.E., 75 basis points) of the declining principal balances of the loans per annum. At December 31, 1999, 1998, and 1997, the weighted average servicing fee on the servicing for others portfolio was 0.29%, 0.38%, and 0.27%, respectively. Pelican Financial utilizes lock box and debit services of a major bank to expedite the collection and processing of the monthly mortgage payments. Approximately 85% of the payments were processed through this service at December 31. 1999.

         Pelican Financial services mortgage loans nationwide. The geographic distribution of Pelican Financial's servicing portfolio reflects the national scope of Pelican Financial's loan originations and acquisitions. Pelican Financial actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate to balance its risks and makes adjustments as it deems necessary. At December 31, 1999 and 1998, Pelican Financial's servicing portfolio consisted of $1.1 billion and $1.6 billion of conventional servicing, respectively. These amounts were in addition to loans serviced by Pelican Financial which were recorded on its books as loans receivable (I.E., available for sale and held for investment).

         There is prepayment risk related to the value of Pelican Financial's mortgage servicing rights if declining interest rates provide borrowers with refinancing opportunities. At December 31, 1999, 1998, and 1997, the total amount of the mortgage servicing rights recorded by Pelican Financial was $11.0 million, $15.5 million, and $4.3 million, respectively. For further information, see Note 5 of Notes to Consolidated Financial Statements. During the year ended December 31, 1999, Pelican Financial sold mortgage servicing rights for gains amounting to $3.1 million. Also, Pelican Financial occasionally enters into forward sale commitments of its mortgage servicing rights. Beginning in the fall of 1998, Washtenaw entered into a best efforts forward bulk servicing sales contract with a national purchaser of mortgage servicing rights. This arrangement is designed to secure a price for Washtenaw's conventional servicing rights for quarterly sales for one year (and may be extended by mutual agreement of the parties), while providing a positive spread over Washtenaw's borrowing costs. This approach is in contrast to the method that Washtenaw used throughout most of 1998, in that previous flow or forward servicing sales occurred concurrently with the formation of the mortgage-backed securities being serviced. The best efforts contract is intended to minimize the risks of Washtenaw's inability to originate or purchase a sufficient amount of servicing. Management believes that growth in this form of servicing and servicing sales will provide an excellent opportunity for the deployment of capital and retained earnings.

         Gains on the sale of mortgage servicing rights are affected by changes in interest rates as well as the amount of mortgage servicing rights capitalized at the time of the loan origination or acquisition of the mortgage servicing rights. Purchasers of mortgage servicing rights analyze a variety of factors, including prepayment sensitivity, to assess the purchase price they are willing to pay. Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest. As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third party purchasers are willing to pay. The fair value of servicing is also influenced by the supply and demand of servicing available for purchase at any point in time. Conversely, as interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio as well as the gains on sales of the mortgage servicing rights.

         Pelican Financial originates and purchases mortgage servicing rights nationwide. The geographic distribution of Pelican Financial's mortgage servicing portfolio reflects the national scope of Pelican Financial's mortgage loan originations and acquisitions. The five largest states accounted for approximately 66% of the total number of mortgage loans serviced and approximately 66% of the dollar value of the mortgage loans serviced, at December 31, 1999, while the largest volume by state was Michigan with approximately 22% and 26% of the mortgage loans serviced by number and value, respectively.

         Pelican Financial's mortgage servicing portfolio includes servicing for adjustable rate, balloon payment, and fixed rate fully amortizing loans. At December 31, 1999, 13.4% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 6.7%; 1.1% related to fixed rate balloon payment loans, which had a weighted average coupon rate of 7.0%; and the remaining 85.5% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 7.5%. At December 31, 1999, Pelican Financial's mortgage servicing portfolio had an aggregate weighted average coupon rate of 7.3%.

         The following table contains information, as of December 31, 1999, on the percentage of fixed-rate, single-family mortgage loans being serviced for others by Pelican Financial, by interest rate category.



              Coupon Range                                        Percentage of Portfolio
              --------------------------------------------       -------------------------
                   Less than 6.00%........................                1.9%
                   6.01--7.00%............................               35.3
                   7.01--8.00%............................               37.3
                   8.01--9.00%............................               19.4
                   9.01--10.00%...........................                5.6
                   10.01% & above.........................                0.5
                                                                        -----
                       Total..............................              100.0%
                                                                        =====


         The following table contains information regarding the mortgage loan servicing portfolio, broken down by state.



                                                                            At December 31, 1999
                                             ----------------------------------------------------------------------------------
                                                                  Percentage of
                                               Number of            Number of
                                             Mortgage Loans       Mortgage Loans        Total Mortgage      Percentage of Total
                                                Serviced             Serviced               Amount             Mortgage Amount
                                             --------------       --------------        --------------      -------------------
                                                                      (Dollars in thousands)
              Michigan................           2,807                22.3%              $287,711,235              26.0%
              Ohio....................           2,659                21.1%               216,770,287              19.6%
              Florida.................           1,122                 8.9%                91,702,059               8.3%
              Indiana.................             931                 7.4%                65,604,827               5.9%
              Georgia.................             837                 6.6%                68,090,870               6.1%
              Illinois................             569                 4.5%                69,905,381               6.3%
              Minnesota...............             363                 2.9%                35,360,302               3.2%
              Pennsylvania............             359                 2.8%                21,264,752               1.9%
              Kentucky................             315                 2.5%                27,405,967               2.5%
              South Carolina..........             296                 2.3%                25,329,555               2.3%
              North Carolina..........             259                 2.1%                20,443,691               1.8%
              Louisiana...............             263                 2.1%                20,587,130               1.9%
              Alabama.................             211                 1.7%                12,669,587               1.1%
              Wisconsin...............             182                 1.4%                16,161,465               1.5%
              Tennessee...............             163                 1.3%                12,646,868               1.1%
              Iowa....................             151                 1.2%                12,372,288               1.1%
              Missouri................             152                 1.2%                10,097,336               0.9%
              Other...................             954                 7.7%                93,787,227               8.5%
                                                ------               -----             --------------             -----
                 Total................          12,593               100.0%            $1,107,910,827             100.0%
                                                ======               =====             ==============             =====


         At December 31, 1999, Pelican Financial was servicing approximately 12,593 loans with an aggregate unpaid principal balance of $1.1 billion. Of these loans, 2.0% were delinquent and an additional 0.1% were in foreclosure. Pelican Financial may be materially affected by loan delinquencies and defaults on loans that it services for others. Under a portion of its servicing contracts, Pelican Financial must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. At December 31, 1999, Pelican Financial's delinquency rates on loans serviced for Freddie Mac and Fannie Mae were 1.4% and 1.8%, respectively. Also, to protect their liens on mortgage properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available. Pelican Financial is generally reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of this reimbursement is typically uncertain. In the interim, Pelican Financial absorbs the cost of funds advanced during the time the advance is outstanding. Further, Pelican Financial bears the costs of collection activities on delinquent and defaulted loans.

INVESTMENT ACTIVITIES

         Since the start of Pelican Financial's retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have exceeded Pelican National's loan demand. In addition, Pelican National sells a substantial portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis. Pelican National currently invests excess liquidity in a variety of interest-earning assets. The investment policy related to the retail banking operations of Pelican Financial, as approved by the Board of Directors of Pelican National, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican Financial's lending activities. Pelican Financial primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Generally, Pelican Financial's investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican Financial has invested primarily in U.S. government and agency securities, federal funds, and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, Pelican Financial has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale, or held for trading. At December 31, 1998, all of the investment securities held in Pelican Financial's investment portfolio were classified as available for sale.

         At December 31, 1999, Pelican Financial had invested $2.1 million in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities, or 1.3% of total assets. In addition, at December 31, 1999, $3.8 million, or 2.4%, of total assets, were debt obligations issued by federal agencies which generally have stated maturities from one year to twenty five years. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities. There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer. In addition, the market value of these securities may be adversely affected by changes in interest rates.

         The following table contains information on the carrying value of Pelican Financial's investment portfolio at the dates indicated. At December 31, 1999, the market value of Pelican Financial's investment portfolio totaled $6.6 million. During the periods indicated and except as otherwise noted, Pelican Financial had no securities of a single issuer that exceeded 10% of stockholders' equity.



                                                                            At December 31,
                                                            ---------------------------------------------
                                                               1999               1998            1997
                                                            ----------        ----------       ----------
                                                                            (In thousands)
              U.S. Treasury..............................     $     0           $     0          $ 1,499
              U.S. Government agency (1).................       3,820             4,499            5,485
              Mortgage-backed securities.................       2,057             1,093                0
              Federal Reserve Bank and FHLB stock........         680               261                0
                                                              -------           -------          -------
                  Total investment securities (2)........     $ 6,557           $ 5,853          $ 6,984
                                                              =======           =======          =======


-------------
(1) At December 31, 1999 and 1998, includes a $2.0 million investment in a Federal Home Loan Bank bond with a carrying value of $2.0 million.
(2)   Excludes time deposits held in other financial institutions.

         The following table contains certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of Pelican Financial's investment securities portfolio at December 31, 1999



                                                                                After Five Years
                                                           After One Year But     But Within
                                         Within One Year   Within Five Years      Ten Years      After Ten Years          Total
                                         ---------------   -----------------   ---------------   ---------------    ----------------
                                         Amount   Yield    Amount     Yield    Amount    Yield   Amount    Yield    Amount     Yield
                                         ------   -----    ------     -----    ------    -----   ------    -----    ------     -----
                                                                             (Dollars in thousands)
   U.S. Government Agency............     $ 0      0.00%   $3,820     6.01%    $ 0       0.00%   $    0     0.00%    $3,820    6.01%
   Mortgage-backed securities........       0      0.00         0     0.00       0       0.00     2,057     6.44      2,057    6.44
   Other.............................       0      0.00         0     0.00       0       0.00       680     6.83        680    6.83
                                          ---              ------              ---               ------              ------
       Total.........................     $ 0      0.00%   $3,820     6.01%    $ 0       0.00%   $2,737     6.50%    $6,557    6.20%
                                          ===      =====   ======     =====    ===       =====   ======     =====    ======    =====


SOURCE OF FUNDS

         Pelican Financial funds its mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase. The following table contains information pertaining to short-term borrowings for the periods indicated.


                                                                         Year ended              Period from
                                                                         December 31,          February 1, 1997
                                                                    -----------------------    to December 31,
                                                                     1999            1998            1997
                                                                   --------        --------    ----------------
                                                                            (Dollars in thousands)
        Short-term borrowings and notes payable
          Average balance outstanding during the period            $103,113         $95,052          $39,232
          Maximum amount outstanding at any month-end during
             the period                                            $169,089        $215,029          $78,454
          Weighted average interest rate during the period            7.47%           5.44%            4.01%
          Total short-term borrowings at period end                 $47,134         $95,985          $60,980

          Weighted average interest rate at period end                6.03%           5.34%            3.99%


         Pelican Financial conducts its operations utilizing leased premises and occasionally utilizing equipment pursuant to operating leases. The terms of the leases ranged from 12 months to 60 months with remaining lives ranging from 2 months to 57 months. The obligations remaining under the terms of these agreements totaled $1.1 million at December 31, 1999.

         Pelican National funds its retail banking activities primarily with deposits, loan repayments and prepayments, and cash flows generated from operations. Pelican National offers a variety of deposit accounts with a range of interest rates and terms. Pelican National's deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts. At December 31, 1999, approximately 71.8% of the funds deposited in Pelican National were in certificate of deposit accounts. At December 31, 1999, core deposits (savings, NOW, and money market) represented 21.9% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Pelican National's deposits are obtained predominantly from the area around its office in Naples, Florida. Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National's ability to attract and retain deposits. Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. Pelican National does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits. At December 31, 1999, $27.3 million, or 63.2% of Pelican National's certificate of deposit accounts were to mature within one year. Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts. To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

         The following table contains information on the amount and maturity of jumbo certificates of deposit (I.E, certificates of deposit of $100,000 or more) at December 31, 1999.


                                                              Jumbo Certificates
               Time Remaining Until Maturity                       of Deposit
               -----------------------------                  ------------------
                                                                  (In thousands)
               Less than 3 Months                                    $1,900
               3 Months to 6 Months                                   2,410
               6 Months to 12 Months                                  6,435
               Greater than 12 Months                                 5,626
                                                                    -------
                                     Total                          $16,371
                                                                    =======


EMPLOYEES

         At December 31, 1999, Pelican Financial had no employees other than executive officers. At December 31, 1999, Washtenaw had 163 full-time employees and no part-time employees and Pelican National had 19 full-time employees and no part-time employees. None of the employees of Pelican Financial or its subsidiaries were represented by a collective bargaining agreement. Management of Pelican Financial considers its relationship with its employees to be satisfactory.

SUBSIDIARY ACTIVITIES

         Pelican Financial conducts business through its wholly-owned subsidiaries: Washtenaw and Pelican National. Washtenaw is a corporation organized on February 5, 1981 pursuant to the laws of the State of Michigan. Pelican National is a national banking association organized on March 7, 1997 pursuant to the laws of the United States. Neither Washtenaw nor Pelican National has any subsidiaries.

                                   REGULATION

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

         Pelican Financial's profitability, like most bank holding companies, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by Pelican Financial on interest-bearing liabilities, such as borrowings, and the interest rates received by Pelican National on its interest-earning assets, such as loans originated or purchased by Pelican Financial or investment securities held in the investment portfolio, comprise a significant portion of Pelican Financial's earnings. In addition, Pelican Financial's profitability is also dependent on the value of its mortgage servicing portfolio, which is also highly sensitive to changes in interest rates. Interest rates are highly sensitive to many factors that are beyond the control of Pelican Financial, such as inflation, recession, and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Pelican Financial and cannot be predicted.

         The business of Pelican Financial is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions required to comply with its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Pelican Financial of any future changes in monetary and fiscal policies cannot be predicted.

         From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between financial institutions, mortgage companies, and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions, bank holding companies, mortgage companies, and other financial services providers are frequently made in the U.S. Congress, in the state legislatures and before various regulatory agencies. The nature and impact on Pelican Financial of any future changes in the law or regulations cannot be predicted.

GENERAL

         Bank holding companies and bank and nonbank subsidiaries are extensively regulated pursuant to both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of Pelican Financial. Below is a summary description of the material laws and regulations which relate to the operations of Pelican Financial, Washtenaw, and Pelican National. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (also known as the Financial Services Modernization Act). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         Generally, the Financial Services Modernization Act:

                  o Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

                  o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

                  o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

                  o Provides an enhanced framework for protecting the privacy of consumer information;

                  o Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

                  o Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"), and

                  o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order for Pelican Financial to take advantage of the ability to affiliate with other financial services providers, Pelican Financial must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, Pelican Financial would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. See "- Regulation - Pelican National - Capital Standards." In addition, the Federal Reserve Board must also determine that each insured depository institution subsidiary of Pelican Financial has at least a "satisfactory" CRA rating. See "- Regulation - Pelican National - Community Reinvestment Act." Pelican Financial currently meets the requirements to make an election to become a Financial Holding Company. Management of Pelican Financial has not determined at this time whether it will seek an election to become a Financial Holding Company. Pelican Financial is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of Pelican Financial and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, Pelican Financial desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

         The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

         A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

REGULATION - PELICAN FINANCIAL

         Pelican Financial, is a registered bank holding company, required to comply with regulations issued pursuant to the Bank Holding Company Act. Pelican Financial is required to file periodic reports and annual reports with the Federal Reserve Board and any additional information as the Federal Reserve Board may require. The Federal Reserve Board may conduct examinations of Pelican Financial and its subsidiaries.

         The Federal Reserve Board may require that Pelican Financial terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on the debt. In certain circumstances, Pelican Financial must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

         A bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services. Further, Pelican Financial is required by the Federal Reserve Board to maintain certain levels of capital. Generally, the capital requirements of the Federal Reserve Board mirror those of the Office of the Comptroller of the Currency applicable to Pelican National, with certain exceptions. For additional information on the capital levels of Pelican National, see "- Regulation - Pelican National - Capital Standards."

         Pelican Financial is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of Pelican Financial and another bank holding company.

         Pelican Financial is prohibited, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, Pelican Financial, conditioned on the prior approval of the Federal Reserve Board, may engage in any activities, or acquire shares of companies engaged in activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Pursuant to Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

REGULATION - WASHTENAW

         The mortgage banking operations of Washtenaw are extensively regulated by federal and state governmental authorities and are required to comply with various laws and judicial and administrative decisions. Washtenaw is required to comply with the rules and regulations of the Department of Housing and Urban Development (HUD), Federal Housing Administration, Veteran's Administration, Fannie Mae, Freddie Mac, and Ginnie Mae with respect to originating, underwriting, processing, securitizing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, lenders such as Washtenaw are required annually to submit audited financial statements to Fannie Mae, Freddie Mac, and the Department of Housing and Urban Development and to comply with each regulatory entity's own financial requirements, policies, and procedures. Washtenaw's activities must also comply with, among other federal laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level.

         Additionally, various state laws and regulations affect Washtenaw. Washtenaw is licensed as a mortgage banker or regulated lender in those states in which it believes it is required to be licensed. Conventional mortgage operations may also be required to comply with state usury statutes. Federal Housing Administration and Veteran's Administration loans are exempt from the effect of these statutes. Pursuant to state statutes and licensing requirements, states may have the right to conduct financial and regulatory audits of loans under their jurisdiction and to determine compliance with state disclosure requirements and usury laws.

REGULATION - PELICAN NATIONAL

         GENERAL. The Office of the Comptroller of the Currency is primarily responsible for the supervision, examination, and regulation of Pelican National, because Pelican National is a national banking association. If, as a result of an examination of Pelican National, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Pelican National's operations are unsatisfactory or that Pelican National or its management is violating or has violated any law or regulation, various remedies are available to the OCC. These remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pelican National, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank's deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

         The deposits of Pelican National will be insured by the FDIC in the manner and to the extent provided by law. For this protection, Pelican National will pay a quarterly statutory assessment. See "- Premiums for Deposit Insurance." Various other requirements and restrictions under the laws of the United States affect the operations of Pelican National. Federal statutes and regulations relate to many aspects of Pelican National's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure obligations to depositors and borrowers. Further, Pelican National is required to maintain certain levels of capital. See "- Capital Standards."

         RESTRICTIONS ON TRANSFERS OF FUNDS TO PELICAN FINANCIAL BY PELICAN NATIONAL. Pelican Financial is a legal entity separate and distinct from Pelican National. The prior approval of the OCC is required if the total of all dividends declared by Pelican National in any calendar year exceeds Pelican National's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus. In addition, as a condition to the issuance of Pelican National's charter by the OCC and the approval of deposit insurance by the FDIC, both agencies have restricted the use of Bank funds to service the $2.0 million loan used to initially capitalize Pelican National. This restriction could adversely affect the ability of Pelican Financial to service the loan if dividends from Washtenaw do not at least equal the loan payment. In addition, covenants of the loan agreement require Washtenaw to maintain a specified level of capitalization and could restrict the ability of Washtenaw to dividend to Pelican Financial sufficient funds to meet its loan obligation. The restrictions contained in the approvals of the OCC and the FDIC as well as the covenants in the loan agreement are anticipated to expire after the consummation of the offering as Pelican Financial intends to use a portion of the proceeds from the offering to repay the loan used to initially capitalize Pelican National.

         The OCC also has authority to prohibit Pelican National from engaging in activities that, in the OCC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the financial institution in question and other factors, that the OCC could assert that the payment of dividends or other payments might, in some circumstances, be an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards in these guidelines and the restrictions that are or may be imposed pursuant to the prompt corrective action provisions of federal law could limit the amount of dividends which Pelican National may pay to Pelican Financial. See "- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "- Capital Standards" for a discussion of these additional restrictions on capital distributions.

         Pelican National is required to comply with certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Pelican Financial or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of these securities as collateral for loans and the purchase of assets of Pelican Financial or other affiliates. These restrictions prevent Pelican Financial and other affiliates from borrowing from Pelican National unless the loans are secured by marketable obligations of designated amounts. Further, these secured loans and investments by Pelican National to or in Pelican Financial or to or in any other affiliate is limited to 10% of Pelican National's capital and surplus (as defined by federal regulations) and these secured loans and investments are limited, in the aggregate, to 20% of Pelican National's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on Pelican National pursuant to the prompt corrective action provisions of federal law. See "- Prompt Corrective Action and Other Enforcement Mechanisms."

         CAPITAL STANDARDS. The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Pursuant to these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt, and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital conditioned on certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio, of 4%.

         The following table presents the amounts of regulatory capital and the capital ratios for Pelican Financial, compared to its minimum regulatory capital requirements of the Federal Reserve Board as of December 31, 1999.


                                                                          December 31, 1999
                             -------------------------------------------------------------------------------------------------------
                                                                                                                     Excess over
                                                    Required to be          Excess over        Required to be    Required to be Well
                                    Actual       Adequately Capitalized   Minimum Required     Well Capitalized       Capitalized
                             ------------------- ----------------------- -------------------- ------------------ -------------------
                                Amount  Percent    Amount      Percent     Amount   Percent     Amount  Percent   Amount    Percent
                             ---------- -------- ---------- ------------ --------- ---------- --------- -------- --------- ---------
                                                                      (Dollars in thousands)
     Total Capital (to Risk-
        Weighted Assets)     $19,897     21.63%    $7,358      8.00%    $12,539     13.63%    $9,198    10.00%   $10,699    11.63%
     Tier 1 Capital (to Risk-
        Weighted Assets)      19,523     21.23      3,679      4.00      15,844     17.23      5,519     6.00     14,004    15.23
     Tier 1 Capital (to
        Average Assets)       19,523     11.52      6,779      4.00      12,744      7.52      8,474     5.00     11,049     6.52

         Only a well capitalized depository institution may accept brokered deposits without prior regulatory approval. Pursuant to OCC and FDIC regulations, an institution is generally considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 capital (leverage) ratio of at least 5%.
Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although the examination may occur at longer intervals for small well-capitalized or state chartered banks. Initially, Pelican National is expected to be considered well capitalized, however, no assurance can be given that Pelican National will remain well capitalized or even meet its minimum regulatory capital requirements. The following table presents the amounts of regulatory capital and the capital ratios for Pelican National, compared to its minimum regulatory capital requirements of the OCC as of December 31, 1999.


                                                                     As of December 31, 1999
                                          -----------------------------------------------------------------------------
                                                                         Required to be
                                                   Actual            Adequately Capitalized           Excess
                                          ------------------------ ------------------------- --------------------------
                                             Amount       Ratio       Amount       Ratio        Amount       Ratio
                                          ----------- ------------ ------------ ------------ ------------ -------------
                                                                     (Dollars in thousands)
              Total risk-based ratio         $9,226       18.52%       $3,985        8.00%       $5,241        10.52%
              Tier 1 risk-based ratio         8,852       17.77         1,992        4.00         6,860        13.77
              Leverage ratio                  8,852       11.32         3,127        4.00         5,725         7.32


         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Any change could affect the ability of Pelican National to grow and could restrict the amount of profits, if any, available for the payment of dividends.

         PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants this treatment. At each successive lower capital category, an insured depository institution is required to comply with more restrictions. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratio actually warrants this treatment.

         In addition to restrictions and sanctions imposed pursuant to the prompt corrective action provisions, the federal regulators may institute enforcement actions against commercial banking organizations for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of these actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if this equitable relief was not granted.

         SAFETY AND SOUNDNESS STANDARDS. In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness. The guidelines contain operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees, and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

         PREMIUMS FOR DEPOSIT INSURANCE. Pelican National's deposit accounts are insured by Pelican National Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), effective January 1, 2000, Pelican National began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 2.12 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. For the year ended December 31, 1999, Pelican National paid an amount equal to approximately 1.3 basis points toward the retirement of the Fico Bonds. Pursuant to the Paperwork Reduction Act, the FDIC is not permitted to establish Savings Association Insurance Fund ("SAIF") assessment rates that are lower than comparable BIF assessment rates. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. While legislation was proposed to eliminate the savings association charter, as of January 1, 1999, there were still financial institutions chartered as savings associations.

         INTERSTATE BANKING AND BRANCHING. A bank holding company that is adequately capitalized and managed may obtain approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make an acquisition if, upon consummation, it would control more than 10% of the total amount of deposits of insured depository institutions in the

United States or 30% or more of the deposits in the state in which Pelican National is located. A state may increase or decrease the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of the percentage does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         COMMUNITY REINVESTMENT ACT. Pursuant to the Community Reinvestment Act ("CRA"), as implemented by OCC regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications by the institution. The OCC evaluates an institution's CRA performance utilizing a four tiered descriptive rating system, resulting in a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following discusses factors which may adversely affect Pelican Financial's results and operations, in addition to those factors that generally affect financial services companies and the financial services industry in general. You should carefully consider these factors in evaluating us and our business.

         OUR BUSINESS DEPENDS UPON OUR BEING ABLE TO BUY AND SELL LOANS AND MORTGAGE SERVICING RIGHTS. In our mortgage banking operations, we currently buy all of the mortgage loans we produce from correspondents or brokers. We generally sell substantially all of the mortgage loans that we produce into the secondary mortgage market and sell all of our mortgage servicing rights to investors. Our business and profitability depend upon our being able to buy and sell loans and mortgage servicing rights in the secondary market.

         An active market for loans and mortgage servicing rights depends primarily on the demand for mortgage-backed securities in the bond markets and the continuation of programs administered by Fannie Mae, Freddie Mac, and Ginnie Mae, which facilitate the issuance of these mortgage-backed securities. Our participation in the secondary mortgage market also depends on our continued eligibility in these programs. A discontinuation of or a significant reduction in the operations of Fannie Mae, Freddie Mac, or Ginnie Mae or a change in the programs they administer may decrease our ability to originate and sell loans and mortgage servicing rights.

         WE MUST CAREFULLY MANAGE OUR INTEREST RATE RISK TO BE PROFITABLE. In our mortgage banking business, changes in interest rates affect our ability to offer interest rate commitments. In addition, we typically offer interest rate commitments that result in the ultimate sale of the loans thirty or more days after the date of the commitment. If we fail to effectively manage interest rate risk during the period between the issuance of the commitment and the date of the sale of the loan, our profits will be hurt.

         In our retail banking business, in order for us to be profitable, we have to earn more money in interest income and fee revenues than we pay to our depositors in interest. If we fail to effectively manage the interest rates that we pay on our deposits and earn on our investments and loans, our profits will be hurt. For a further discussion of how changes in interest rates impact us, see "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."

         IF WE FAIL TO ADEQUATELY MANAGE OUR LOAN UNDERWRITING AND QUALITY, OUR MORTGAGE COSTS WILL INCREASE. If we fail to comply with individual investor standards in our loan underwriting, we may become liable to repurchase the loan and we may be liable for unpaid principal and interest if the loan defaults. This would increase our mortgage costs. We rely upon our underwriting department to ascertain compliance with individual investor standards prior to sale of the loans to the investors. The underwriting department relies on its quality control department to test sold loans on a sample basis for compliance.

         LOAN DELINQUENCIES AND DEFAULTS ON LOANS THAT WE SERVICE HAVE A DIRECT AFFECT ON OUR PROFITS. If delinquencies and defaults rates are higher than we anticipate, our profits may be hurt. Pursuant to some types of servicing contracts, we must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of loans usually require us to advance mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. We are typically reimbursed by the mortgage owner or from liquidation proceeds for payments advanced. However, the timing of these reimbursement is typically uncertain. In the interim, we must absorb the cost of funds advanced. Further, we must bear the costs of attempting to collect on delinquent and defaulted loans. We also forego servicing income from the time a loan becomes delinquent until foreclosure, at which time these amounts, if any, may be recovered.

         LOAN DELINQUENCIES AND DEFAULTS ON LOANS THAT WE OWN HAVE A DIRECT EFFECT ON OUR PROFITS. The risk of nonpayment of loans is an inherent risk of our business. If delinquencies and defaults rates are higher than we anticipate, our profits may be hurt. We must bear the costs of attempting to collect on delinquent and defaulted loans. We must also bear the cost of foreclosing on and selling the underlying collateral if a borrower cannot cure the deficiency. To the extent that the underlying collateral is not sufficient to cover the amount of principal and interest owed on a loan, we incur a loss.

         CHANGES TO THE ECONOMY OR BUSINESS CONDITIONS IN THE MIDWEST AND SOUTHEAST MAY AFFECT OUR LOAN DEMAND AND LOAN DEFAULT RATES. Historically, our single-family mortgage loans purchased and serviced have been concentrated in certain geographic regions, particularly Michigan, Ohio, Indiana, Florida, Georgia, and Illinois, based upon the location of the property collateralizing the mortgage loan. Because borrowers of single-family mortgage loans usually reside on the collateral property, changes in economic and business conditions in the Midwest or the Southeast can affect the borrower. Adverse changes in the economy or business conditions affect the demand for new mortgage loans and the performance of existing loans. As a result, unfavorable or worsened economic conditions may limit our ability to purchase or originate new loans in the Midwest or the Southeast and may cause the cost of maintaining our mortgage servicing portfolio to increase. This may decrease our profitability. Although we continue to diversify our loan and mortgage serving portfolios geographically to minimize this risk, we cannot be certain that we will be successful in this effort.

         THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE DUE TO THE SEASONAL FLUCTUATIONS IN HOME BUYING PRACTICES. The mortgage banking industry generally experiences seasonal trends. These trends reflect the general national pattern of sales and resales of homes. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs. Our quarter-to-quarter operating results will reflect these seasonal trends, thereby causing short-term fluctuations in our profits. Fluctuations in our profits may also cause corresponding fluctuations in the market price of our common stock.

         THE RETAIL AND MORTGAGE BANKING BUSINESSES ARE VERY COMPETITIVE. OUR BUSINESS WILL BE HARMED IF WE CANNOT COMPETE EFFECTIVELY. Many of our retail banking competitors have significantly greater resources and operate in a larger geographic area than Pelican National. In addition, many of our mortgage banking competitors operate nationwide mortgage origination networks similar to that of Washtenaw. We cannot be certain that we will be able to compete successfully against current or future competitors. The competitive pressures that we face may harm our business, financial condition, and profits.

         CHANGES IN THE LAW REGULATIONS AND REGULATIONS MAY AFFECT OUR ABILITY TO DO BUSINESS, OUR COSTS, AND OUR PROFITS. We are subject to extensive state and federal supervision and regulation. This regulation is primarily for the benefit of depositors of Pelican National and the protection of the Bank Insurance Fund and not for the protection of shareholders. Any future changes in the law or regulations may affect our ability to do business and increase our costs.

ITEM 2.    PROPERTIES

         (a)      Properties.

         Pelican Financial owns no real property but utilizes the offices of Washtenaw. Pelican Financial pays no rent or other consideration for use of this facility. The mortgage banking activities of Pelican Financial are conducted primarily from the offices of Washtenaw located at 315 East Eisenhower, Ann Arbor, Michigan 48108 and wholesale mortgage banking operations are also conducted from a branch office of Washtenaw located at 2300 Contra Costa Boulevard, Pleasant Hill, California 94523. The retail banking activities of Pelican Financial are primarily conducted from the offices of Pelican National located at 811 Anchor Rode Drive, Naples, Florida 33940. All office locations are leased by Pelican Financial. In May 1999, Pelican National signed a lease for a new branch office located at 12730 New Brittany Boulevard, Fort Myers, Florida 33907. The branch opened in October 1999.

         (b)      Investment Policies.

         See "Item 1. Business" above for a general description of Pelican National's and Washtenaw's investment policies and any regulatory or board of directors' percentage of assets limitations regarding certain investments. All investment policies are reviewed and approved by the board of directors, and these policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. Pelican National's and Washtenaw's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities," "Item 1. Business - Secondary Market Activities," "Item 1. Business - Mortgage Loan Servicing Activities," "Item 1. Business - Regulation," and "Item 2. Property. (a) Properties" above.

                  (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities," "Item 1. Business - Secondary Market Activities," "Item 1. Business - Mortgage Loan Servicing Activities," "Item 1. Business - Regulation."

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See See "Item 1. Business - Lending Activities," "Item 1. Business - Secondary Market Activities," "Item 1. Business
- Mortgage Loan Servicing Activities," "Item 1. Business - Regulation."

         (c)  Description of Real Estate and Operating Data.

                  Not Applicable.

ITEM 3.    LEGAL PROCEEDINGS

         At December 31, 1999, neither Pelican Financial nor Pelican National was involved in any material legal proceedings. Below is a brief description of material pending legal proceedings to which Washtenaw is a party:

         CHANDLER, ET AL, V. HILTON MORTGAGE CORPORATION AND WASHTENAW MORTGAGE CO., Civil Action No. 94- A-1418-N, U. S. District Court for the Middle District Alabama ("CHANDLER"). On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act ("TILA"). The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act ("RESPA"), a request for declaratory judgement, and a fraud claim. The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments. The suit seeks unspecified damages. On July 29, 1998, the court denied class certification. However, at the request of the plaintiff, the court has permitted plaintiff to refile the motion for class certification. Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws. In the opinion of management, the resolution of this matter is not expected to have a material impact on the financial position or results of operations of Pelican Financial. See Note 18 of Notes to Consolidated Financial Statements.

         HEARN, ET AL V. WASHTENAW MORTGAGE CO., Case No. 4:98-CV-78 (JRE), U.S. District Court for the Middle District of Georgia. On February 19, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments. The suit seeks unspecified damages. On June 22, 1998, Washtenaw filed its answer denying all liability, asserting affirmative defenses, and further asserting that a class should not be certified. There have been no addition proceedings in this matter other than limited discovery. Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws. In the opinion of management, the resolution of this matter is not expected to have a material impact on the financial position or results of operations of Pelican Financial.

         WASHTENAW MORTGAGE CO. V. HALLMARK MORTGAGE MANAGEMENT SERVICES, INC. AND DAVID JACKSON HOLCOMB, Civil Action No. 4:98 CV 207, U.S. District Court for the Eastern District of Texas. This lawsuit filed on July 19, 1998 relates to a Stock Purchase Agreement dated June 1, 1998 between Washtenaw and David Jackson Holcomb in which Washtenaw agreed to purchase 22,500 shares of Hallmark Mortgage Management Services, Inc. ("Hallmark") from Mr. Holcomb, constituting 45% of the then outstanding stock of Hallmark. Washtenaw paid $100,000 at the time of execution of the Stock Purchase Agreement and agreed to pay an additional amount if certain financial benchmarks were met. Those benchmarks were not met and within approximately two weeks of the closing of the purchase, Washtenaw began to have serious operational problems with Mr. Holcomb and Hallmark. Within one month of the closing of the purchase Washtenaw filed this lawsuit seeking a receiver and unspecified damages as a result of fraud, misrepresentation, and breach of contract, and seeking a declaratory judgment. The defendants filed a counterclaim for breach of contract, defamation, and civil conspiracy. No specific damage amount was plead by defendants. On July 23, 1998, the court granted Washtenaw motion to have a receiver appointed. This case has been dismissed by the federal court because Mr.

Holcomb filed for bankruptcy, however, it appears that Washtenaw will not recover anything from Mr. Holcomb. Washtenaw has filed a proof of loss with its insurer.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders for a vote during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 15, 2000, there were 3,992,836 shares of common stock of Pelican Financial outstanding held by approximately 81 shareholders of record. The following table sets forth the high and low sales prices of the common stock for the period indicated. The prices do not include retail markups, markdowns, or commissions. Our common stock trades on the American Stock Exchange under the symbol "PFI."


           QUARTER ENDED                                        HIGH                     LOW
           ----------------------------------------     ------------------        ------------------
           December 31, 1999 (1)...................              $7.50                   $3.63


-------------
(1) Pelican Financial completed its initial public offering of common stock on November 10, 1999, at which time the common stock began trading on the American Stock Exchange. Prior to this date, there was no public market for the common stock.

         We have never paid a cash dividend and do not anticipate paying any cash dividends in the foreseeable future. Because we do not conduct any operations other than managing our investment in Pelican National and Washtenaw, we are dependent for income on dividends received from Pelican National and Washtenaw. Also applicable to us are certain regulatory restrictions imposed by the Federal Reserve Board on the payment of dividends to our stockholders. Declaration of dividends by the Board of Directors of Pelican National will depend upon a number of factors, including, but not limited to, investment opportunities available to Pelican National, capital requirements, regulatory limitations, and general economic conditions. Generally, Pelican National may not declare or pay dividends on its capital stock if the payment would cause its regulatory capital to be reduced below the minimum requirements imposed by regulations of the Office of the Comptroller of the Currency. In addition, declaration of dividends by the Board of Directors of Washtenaw will depend upon a number of factors, including, but not limited to, investment opportunities available to Washtenaw, capital needs, and general economic conditions. Furthermore, a portion of the initial capitalization of Pelican National was borrowed by us and Washtenaw from an unaffiliated third party. Provisions of the loan agreement require Washtenaw to meet certain financial covenants and limit the amount of dividends that Washtenaw may pay to us. For the foreseeable future, Washtenaw plans to reinvest its earnings in its operations, thus limiting the amount of dividends Washtenaw anticipates paying in the future.

ITEM 6.    SELECTED FINANCIAL DATA

         We are providing the following information to aid you in your analysis of Pelican Financial, Inc.. We derived this financial information presented below from the audited consolidated financial statements of Pelican Financial. The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 below.

SUMMARY FINANCIAL AND OTHER DATA


                                                        At December 31,                    At January, 31
                                           ------------------------------------------ -----------------------
                                                1999          1998        1997 (1)       1997 (1)     1996
                                           ------------- -------------  ------------- ------------- ---------
                                                   (Dollars in thousands, except per share information)
 BALANCE SHEET DATA:
   Total assets.........................     $155,853       $246,409      $120,756       $48,220        $45,070
   Cash and cash equivalents (2)........        1,883         10,180         4,376             0              0
   Total loans, net.....................      129,118        203,328       100,774        41,253         35,539
   Mortgage-backed securities and
    securities available for sale.......        5,877          5,592         6,984             0              0

   Nonperforming loans(3)...............        2,291            913         1,675         1,279            615
   Real estate acquired through
    foreclosure.........................          293            581           299           519           (38)
   Total nonperforming assets(3)........        2,584          1,494         1,974         1,798            577

   Deposits.............................       62,310         35,064        17,578             0              0
   Short-term borrowings(4).............       21,845         95,985        60,980        27,680         17,746
   Notes payable........................       25,334         58,226        20,673         3,964          4,456
   Total liabilities ...................      134,862        234,009       112,243        41,860         39,239

   Stockholders' equity.................       20,991         12,400         8,514         6,360          5,831
   Shares outstanding...................    3,992,836      3,032,836     3,032,836     2,400,000      2,400,000
   Book value per share(5)..............        $5.26          $4.09         $2.81         $2.65          $2.43

 OTHER DATA:
   Number of:
    Full-service retail banking facilities          2              1             1             0              0
    Wholesale/correspondent lending
     offices............................            2              1             1             1              1
    Full-time equivalent employees......          182            187           130           109            109


------------------
(1) Pelican Financial changed its fiscal year from January 31 to December 31. Pelican Financial was formed on March 3, 1997.
(2) Cash and cash equivalents include cash, amounts due from banks, certificates of deposit with other banks, and short term investments with maturities of less than three months (such as federal funds sold and securities purchased pursuant to resale agreements.)
(3) Nonperforming loans consist of nonaccrual loans and loans delinquent 90 days or more but still accruing interest, and nonperforming assets consist of nonperforming loans, restructured loans, real estate acquired through foreclosure or deed-in-lieu thereof and repossessions (such as automobiles), net of chargeoffs and writedowns.
(4) Short-term borrowings include federal funds purchased and securities sold pursuant to agreements to repurchase.
(5)      On an equivalent basis for prior periods.

SUMMARY OF OPERATIONS


                                       For the Year Ended            For the Period          For the Year Ended
                                          December 31,              from February 1,           January 31,
                                ---------------------------------       1997 to        ---------------------------------
                                                                      December 31,
                                      1999             1998               1997               1997              1996
                                ---------------  ----------------  ------------------  ----------------  ---------------
                                                         (In thousands, except per share data)
OPERATIONS DATA:
Interest and dividend income.        $15,327          $12,351           $3,420               $ 3,016          $ 3,181
Interest expense.............          9,727            8,831            2,455                 2,048            2,249
                                     -------          -------           ------               -------          -------
Net interest income..........          5,600            3,520              965                   968              932
Provision for loan losses....            255               62               65                     0                0
                                     -------          -------           ------               -------          -------
Net interest income after
  provision for loan losses..          5,345            3,458              900                   968              932
Noninterest income...........         21,404           21,582            7,733                 7,644           11,077
Noninterest expense..........         21,433           19,112            8,822                 7,751           10,571
                                     -------          -------           ------               -------          -------
Earnings (loss) before
  provision for income taxes
  and cumulative effect of
  change in accounting
  principle..................          5,316            5,928            (189)                   861            1,438
Provision for income taxes...          1,791            2,041             (52)                   332              476
                                     -------          -------           ------               -------          -------
Earnings (loss) before
  cumulative effect of change
  in accounting principle....          3,525            3,887            (137)                   529              962
Cumulative effect of change in
  accounting principle.......             97                0                0                     0                0
                                     -------          -------           ------               -------          -------
Net earnings (loss)..........        $ 3,428          $ 3,887           $ (137)              $   529          $   962
                                     =======          =======           ======               =======          =======

PER SHARE DATA:
Basic and diluted earnings
  (loss) per share before
  cumulative effect of change
  in accounting principle (1)        $1.11            $1.28             $(0.05)              $0.22            $0.40
Basic and diluted earnings
  (loss) per share(1)........        $1.08            $1.28             $(0.05)              $0.22            $0.40
Weighted Average number of
  shares outstanding(2)......      3,169,262        3,039,611         2,974,100            2,400,000        2,400,000


---------------
(1)      On an equivalent basis for prior periods.
(2)      Assumes dilution.

KEY OPERATING RATIOS


                                                 For the             For the Period
                                                Year Ended           from February         For the Year Ended
                                               December 31,            1, 1997 to             January 31,
                                        -------------------------                     ---------------------------
                                                                      December 31,
                                            1999         1998            1997*             1997          1996
                                        ------------ ------------ ------------------- ------------- -------------
                                                                 (Dollars in thousands)
PERFORMANCE RATIOS:
   Return on average assets........        1.66%           1.82%          (0.26)%          0.90%          1.70%
   Return on average
   common equity...................       21.90           37.68           (2.86)           9.22          19.80
   Interest rate spread............        1.83            1.56            0.73            0.76           0.12
   Net interest margin.............        3.10            1.68            1.78            1.86           1.85
   Noninterest expense to
   average assets..................       10.37            9.32           15.06           13.19          18.66
   Efficiency ratio................       71.31           66.48           90.65           82.51          67.88

ASSET QUALITY RATIOS:
   Nonperforming assets to total
    assets at end of  period.......        1.66            0.61            1.63            3.73           1.28
   Nonperforming loans to total
    gross loans at end of period...        1.77            0.45            1.66            3.10           1.73
   Allowance for loan losses to
    total gross loans at end of
    period.........................        0.29            0.06            0.07            0.00           0.00
   Allowance for loan losses to
    nonperforming loans at end of
    period.........................       16.32           13.91            3.94            0.00           0.00

MORTGAGE ORIGINATION AND SERVICING
  DATA:
   Mortgage loans originated or
    purchased......................      $2,305,584     $2,436,846       $732,869        $588,237       $644,760
   Mortgage loans sold.............       2,362,843      2,323,909        673,872         583,831        619,791
   Mortgage loans serviced for others     1,028,194      1,464,496        557,011         569,601        854,061
   Capitalized value of mortgage
    servicing rights...............          11,028         15,510          4,340           3,478          5,509


--------------
*        Annualized where appropriate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Pelican Financial serves as the holding company of Pelican National and Washtenaw. Pelican Financial's operations involve both mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors. The retail banking segment involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples and Fort Myers, Florida.

         The tables below contains certain information for Pelican Financial's business segments for the periods shown. Prior to August 1997, Pelican Financial did not have retail banking operations.


                                                                 Mortgage
                                                                 Banking        Retail Banking
                                                                 Segment            Segment         Consolidated
                                                              ------------- --------------------- -----------------
                                                                               (In thousands)
 REVENUES
    Year ended:
      December 31, 1999.................................         $31,587              $5,406             $36,731
      December 31, 1998.................................          31,719               2,543              32,933
   Period Ended:
      December 31, 1997.................................          10,898                 376              11,154
 EARNINGS (LOSS) BEFORE INCOME TAXES
    Year ended:
      December 31, 1999.................................           4,683                 892               5,219
      December 31, 1998.................................           6,498                (370)              5,928
    Period ended:
      December 31, 1997.................................             635                (743)               (189)


         Pelican Financial's earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets (including loans held for sale in Pelican Financial's mortgage banking operations as well as loans held for investment) and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and mortgage servicing rights. These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates), as well as changes in the volume of mortgage originations nationwide and prepayments of outstanding mortgages.

MANAGEMENT STRATEGY

         Pelican Financial's strategy is primarily to take advantage of the existing natural synergies that exist between a mortgage company and a community based bank. The senior management of both Washtenaw and Pelican National is strongly oriented toward mortgage based lending. Management believes that Pelican National's offices are growing markets for mortgage loan products. Pelican National's affiliation with a large mortgage company, such as Washtenaw, enables Pelican National to offer a greater array of mortgage loan products than similarly situated community banks. Washtenaw also provides a stable market for the mortgage loans originated by Pelican National at predictable prices. This enables Pelican National to determine the price at which a loan can be sold prior to the closing of the loan. Use of Washtenaw's computer assisted underwriting also provides Pelican National more uniform underwriting of its mortgage loan products. Pelican National is able to provide same day approval for its customers. Washtenaw is also able to provide mortgage investment opportunities to Pelican National at yields not locally available and in geographically diverse regions of the country, thus reducing the risk of a concentrated loan portfolio. Lastly, Washtenaw enables Pelican National to achieve economies of scale unavailable to many competing community banks.

         At the same time, Washtenaw benefits from Pelican National as a depository for escrow deposits in connection with its loan production and servicing activities. To the extent Pelican National desires, Pelican National may invest excess funds in mortgage loan products that Washtenaw has available. Pelican National has purchased approximately $7.4 million of loans from Washtenaw with a total weighted average interest rate of 8.41%. In addition, certain aspects of the mortgage banking operations of Washtenaw are cash intensive, such as investments in mortgage servicing rights and loan originations other than mortgage lending. Pelican Financial believes that these activities should be housed in Pelican

National. Pelican Financial is hopeful that as the synergies between Pelican National and Washtenaw are realized more fully, Pelican National can act as a warehouse for purchased commercial real estate loans.

         Pelican Financial's current strategy focuses on maintaining profitability while limiting its credit and interest rate risk exposure. To accomplish these objectives, Pelican Financial has sought to:

         - Control credit risk by emphasizing the origination and purchase of single-family, owner- occupied residential mortgage loans.

         - Control interest rate risk by selling a substantial portion of its loan production and loan servicing into the secondary market.

         - Control credit and interest rate risk by purchasing mortgage-related assets to hold in its portfolio.

         -    Control operating expenses.

         - Offer superior service, competitive interest rates, and a variety of loan and deposit products.

         In addition, management believes that additional retail branches located in cities along the west coast of Florida would be very advantageous. In May 1999, Pelican National signed a lease for a new branch in Fort Myers, Florida. The new branch opened in October 1999.

         Finally, management believes that communication over the internet is an important current and future aspect of its wholesale mortgage banking business. Since 1995, Washtenaw has used its proprietary computer network, WMCNET, to communicate with approximately 1,593 of its mortgage brokers and correspondents. WMCNET permits brokers to lock interest rates and provides computerized underwriting and approval of individual loans. Management believes that it has distinguished itself from other wholesale mortgage companies by providing a rapid response to the broker community. Washtenaw is currently developing the capability to provide retail loan services by use of the internet.

         AVERAGE BALANCE SHEET. The following tables contain for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.


                                                                        Years Ended December 31,
                                                  -------------------------------------------------------------------
                                                                 1999                             1998
                                                  --------------------------------- ---------------------------------
                                                    Average                           Average
                                                    Volume    Interest  Yield/Cost    Volume  Interest   Yield/Cost
                                                  ---------- ---------- ----------- --------- --------- -------------
                                                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold...........................    $  3,438    $   178    5.18%      $  9,685   $   390     4.03%
  Securities...................................       6,458        443    6.86          6,016       479     7.95
  Loans receivable, net........................     170,949     14,706    8.60        181,874    11,482     6.31
                                                    -------     ------                -------    ------
    Total interest-earning assets..............     180,845     15,327    8.48        197,575    12,351     6.25
                                                                ------    ----                   ------     ----
Noninterest-earning assets:
    Cash and due from banks....................       1,628                             5,943
    Allowance for loan losses..................       (210)                             (106)
    Other assets...............................      24,359                             9,784
                                                   --------                          --------
       Total assets............................    $206,622                          $213,196
                                                   ========                          ========

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
  NOW accounts.................................    $    781         18    2.30       $  6,016       138     2.29
  Money market accounts........................       3,627        142    3.92          4,060       178     4.38
  Savings deposits.............................      11,660        318    2.73          2,406        60     2.47
  Time deposits................................      27,084      1,472    5.43          9,548       558     5.85
  Short-term borrowings........................     103,182      7,777    7.54        170,413     7,897     4.63
                                                    -------     ------                -------    ------
    Total interest-bearing liabilities.........     146,334      9,727    6.65        192,443     8,831     4.59
                                                                ------    ----                   ------     ----
Noninterest-bearing liabilities:
  Demand deposits..............................       3,652                             4,223
  Other liabilities............................      40,983                             6,085
 Stockholders' equity..........................      15,653                            10,445
                                                   --------                          --------
  Total liabilities and stockholders' equity...    $206,622                          $213,196
                                                   ========                          ========
Interest rate spread...........................                            1.83%                             1.66%
                                                                           ====                              ====
Net interest income and net interest
  margin.......................................                $ 5,600     3.10%                $ 3,520      1.78%
                                                               =======     ====                 =======      ====


                                                    Period from February 1, 1997 to
                                                            December 31, 1997
                                                    ---------------------------------
                                                    Average
                                                    Volume    Interest   Yield/Cost*
                                                    -------- ---------- -------------
ASSETS
Interest-earning assets:
  Federal funds sold...........................     $  2,057    $  113     6.01%
  Securities...................................        1,025        78     8.23
  Loans receivable, net........................       51,094     3,230     6.90
                                                      ------     -----
    Total interest-earning assets..............       54,176     3,421     6.89
                                                                 -----     ----
Noninterest-earning assets:
    Cash and due from banks....................          486
    Allowance for loan losses..................         (45)
    Other assets...............................        3,945
                                                     -------
       Total assets............................     $ 58,562
                                                    ========

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing liabilities:
  NOW accounts.................................     $    581    $   29     4.99
  Money market accounts........................          264        11     4.17
  Savings deposits.............................            4         1     2.16
  Time deposits................................        2,196       135     6.69
  Short-term borrowings........................       40,909     2,280     6.08
                                                      ------     -----
    Total interest-bearing liabilities.........       43,954     2,456     6.09
                                                                 -----     ----
Noninterest-bearing liabilities:
  Demand deposits..............................          932
  Other liabilities............................        8,429
 Stockholders' equity..........................        5,247
                                                    --------
  Total liabilities and stockholders' equity...     $ 58,562
                                                    ========
Interest rate spread...........................                            0.80%
                                                                           ====
Net interest income and net interest
  margin.......................................                 $  965     1.94%
                                                                ======     ====


----------------
*    Annualized.

         RATE/VOLUME ANALYSIS. Changes in net interest income are attributable to three factors:

         1. a change in the volume of an interest-earning asset or interest-bearing liability,
         2.       a change in interest rates, or
         3. a change attributable to a combination of changes in volume and rate.

         The following table contains certain information regarding changes in interest income and interest expense of Pelican Financial for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:

         A. changes in volume (changes in volume multiplied by the old interest rate); and
         B. changes in rates (changes in interest rates multiplied by the old average volume).


                                                 Year Ended December 31,            Year Ended December 31,
                                                   1999 vs. Year Ended            1998 vs. Eleven Months Ended
                                                    December 31, 1998                  December 31, 1997
                                            ---------------------------------------------------------------------
                                              Total        Changes Due to          Total      Changes Due To
                                                       -------------------------          -----------------------
                                              Change     Volume (1)    Rates (1)  Change   Volume (1)   Rates (1)
                                            ---------- ------------------------- -------- -----------------------
                                                                    (Dollars in thousands)
INTEREST-EARNING ASSETS:
  Federal funds sold........................  $(212)    $ (301)     $   89       $  277     $  254     $   23
  Securities................................    (36)        34         (70)         401        398          3
  Loans receivable, net.....................  3,224       (725)      3,949        8,047      7,742        305
                                              -----       ----       -----        -----      -----        ---
     Total interest income..................  2,976       (992)      3,968        8,725      8,394        331
                                              -----       ----       -----        -----      -----        ---

INTEREST-BEARING LIABILITIES:
  NOW accounts..............................   (120)      (121)          1          109        103          6
  Money market accounts.....................    (36)       (18)        (18)         167        166          1
  Savings deposits..........................    258        252           6           59         59          0
  Time deposits.............................    914        956         (42)         423        408         15
  Short term borrowings.....................   (120)    (3,870)      3,750        5,617      5,224        393
                                               ----     ------       -----        -----      -----        ---
     Total interest expense.................    896     (2,801)      3,697        6,375      5,960        415
                                               ----     ------       -----        -----      -----        ---

Net change in interest income.................$2,080     1,809         271       $2,350     $2,434     $  (84)
                                              ======     =====         ===       ======     ======     ======

----------------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND
1998

         GENERAL. Pelican Financial's net income for the year ended December 3l, 1999 was $3.4 million or $1.08 per share, diluted, compared to $3.9 million or $1.28 per share, diluted, for the year ended December, 31, 1998. The decrease of $500,000 for the year ended December 31, 1999 was primarily the result of decreases in noninterest income as well as increases in noninterest expense and the provision for loan losses offset partially by increases in net interest income and decreases in the provision for income taxes.

         LOAN PRODUCTION The volume of loans produced for the year ended December 31, 1999 totaled $2.3 billion, as compared to $2.4 billion for the year ended December 31, 1998, or a decrease of $100 million, or approximately 4.2%. The decrease in loan production was due to a decrease in loan production at Washtenaw during the third and fourth quarters of 1999. Washtenaw's decrease in loan production was not unique to Washtenaw but was a result of the rising mortgage interest rates within the mortgage banking industry.

         At December 31, 1999 and 1998, Pelican Financial's pipeline of loans in process was $51.7 million and $144.5 million, respectively. Historically, approximately 75% to 90% of the pipeline of loans in process have funded. For the year ended December 31, 1999 Pelican Financial received 32,246 new loan applications compared to 34,164 new loan applications received for the year ended December 31,

1998. These new loan applications result in an average daily rate of applications of $13.6 million and $14.2 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Pelican Financial's loan processing efficiency, and loan pricing decisions.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management. During the year ended December 31, 1999, the provision for loan losses was $255,000 compared to $62,000 for the year ended December 31, 1998. As of December 31, 1999, the allowance for loan losses was 0.54% of total gross loans at the end of the period. For more information on the allowance for loan losses, see "Business-Asset Quality."

         NET INTEREST INCOME. Net interest income (interest earned net of interest charges) totaled $5.6 million for the year ended December 31, 1999, as compared to $3.5 million for the year ended December 31, 1998, or an increase of $2.1 million or approximately 60%. The change was primarily due to rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into loans, which are higher yielding. The interest rate spread increased from 1.66% at December 31, 1998 to 1.83% at December 31, 1999.

         LOAN SERVICING. At December 31, 1999, Pelican Financial serviced $1.1 billion of loans compared to $1.7 billion at December 31, 1998, a decrease of 35.3%. At December 31, 1999 and 1998, with the exception of servicing related to loans held for sale in Pelican Financial's loan portfolio and servicing sold but not yet delivered, all loan servicing was servicing for others. See "Business - Mortgage Loan Servicing Activities." The decrease in Pelican Financial's servicing portfolio during the year ended December 31, 1999 was the result of loan originations decreasing industry wide thus causing Washtenaw's mortgage servicing portfolio to decrease. The weighted-average interest rate of mortgage loans in Pelican Financial's servicing portfolio at December 31, 1999 was 7.33% compared to 7.04% at December 31, 1998. The increase in the weighted average interest rate of mortgage loans in Pelican Financial's servicing portfolio is primarily the result of portfolio turnover during an industry-wide increasing interest rate environment.

         During the year ended December 31, 1999, the prepayment rate of Pelican Financial's servicing portfolio was 10.41%, compared to 32.20% for the year ended December 31, 1998. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The prepayment on Pelican Financial's servicing portfolio remains relatively low because Pelican Financial typically sells servicing for loans that are more than one year old. Generally, the rate at which loans less than one year old prepay is lower than more mature loans.

         Pelican Financial recorded amortization and net impairment of its mortgage servicing rights for the year ended December 31, 1999 of $2.2 million (consisting of amortization amounting to $2.8 million and a reduction of impairment of $600,000), compared to $2.7 million (consisting of amortization amounting to $1.8 million and impairment of $914,000) for the year ended December 31, 1998. The factors affecting the amount of amortization and impairment of mortgage servicing rights recorded in an accounting period include the loan type (conventional fixed or adjustable rate), the term (15, 20, or 30 year or balloon), the date of loan acquisition, the cost of servicing the loans based on the industry, and the actual and assumed prepayment and interest rates. For further information related to the amortization and impairment of mortgage servicing rights, see Note 1 to Pelican Financial's Notes to Consolidated Financial Statements under the subheading "Mortgage Servicing Rights, Net."

         COMPENSATION AND EMPLOYEE BENEFITS EXPENSE. Compensation and benefits totaled $12.8 million for the year ended December 31, 1999 compared to $11.1 million for the year ended December

31, 1998, or an increase of approximately $1.7 million or 15.3%. The increase during 1999 was primarily the result of an increase in the full time equivalent employees from 187 at December 31, 1998 to 221 at June 30, 1999 and decreasing to 182 at December 31, 1999 as mortgage loan originations decreased industry wide in the second half of 1999. The increase was also attributable to ordinary and customary increases in salary), and benefits. During the fourth quarter of 1999 Washtenaw reduced its workforce to respond to the industry-wide decrease in mortgage loan originations in the latter portion of 1999.

         OCCUPANCY AND EQUIPMENT EXPENSE. Occupancy and equipment expense totaled $1.5 million for the year ended December 31, 1999 compared to $1.1 million for the year ended December 31, 1998, or an increase of $400,000 or 36.4%. The increase during 1999 was primarily the result of an increase in office space and equipment by Washtenaw to accommodate the increase in employees during the first half of the year and the increase in equipment expense at Pelican National during the fourth quarter when its Fort Myers branch opened.

         OTHER NONINTEREST EXPENSE. Other noninterest expenses totaled $5.0 million for the year ended December 31, 1999 compared to $4.3 million for the year ended December 31, 1998, or an increase of $700,000 or 16.3%. Other noninterest expense consists primarily of office and computer supplies, express mail expenses, and servicing foreclosure expenses. The increase during 1999 was primarily attributable to the expanded operations and staffing levels of Washtenaw during the first half of the year caused by the increase in loan production, and to the opening of the California branch at the end of the second quarter of 1999.

         PROFITABILITY OF MORTGAGE BANKING ACTIVITIES. For the year ended December 31, 1999, Pelican Financial's pre-tax earnings from the mortgage banking activities were $4.7 million compared to $6.5 million for the year ended December 31, 1998. The decrease of $1.8 million or 27.7% was primarily due to the decrease in mortgage loan originations industry wide during the latter half of the year. Due to a rising mortgage interest rate environment, revenues from loan originations of the mortgage banking activities, including Washtenaw, have decreased in the latter half of the year.

         Gains on sales of loans and mortgage servicing rights for the year ended December 31, 1999 totaled $16.1 million. For the year ended December 31, 1998, gain on sale of loans and mortgage servicing rights was $17.0 million. The $900,000 decrease represents a 5.3% decrease between periods. The overall cost of purchasing servicing rights increased during the third and fourth quarters of 1999 as the industry volume of new loan originations decreased. The variability of mortgage interest rates in the latter half of 1999, contributed to higher fallout rates of the mortgage pipeline. 23.2% of the loans given rate locks and hedged by Washtenaw for the year ended December 31, 1999 were not ultimately funded, compared to 24.8% for the year ended December 31, 1998, a decrease of 1.6%. Additionally, Washtenaw made concessions on pricing to the new California branch in order to attract new accounts that were previously unfamiliar with Washtenaw.

         Gain on sale of mortgage loans servicing rights totaled $3.1 million for the year ended December 31, 1999, compared to $412,000 for the year ended December 31, 1998. The gain on sale of mortgage servicing rights related to servicing of loans with an aggregate principal balance of approximately $2.2 billion for the year ended December 31, 1999 and $769.5 million for the year ended December 31, 1998. For the year ended December 31, 1999 Washtenaw sold servicing rights on current production with the loans in a concurrent transfer. The gain on sale of mortgage servicing rights for the year ended December 31, 1998 related to a bulk sale of servicing.

         Gain on loans sold for the year ended December 31, 1999 was $13.0 million. The gains resulted from the sale of approximately $2.4 billion of mortgage loans. Gains on loans, including concurrent sales of mortgage servicing rights for the year ended December 31, 1998, were $17.6 million. The gains resulted from the sale of approximately $2.3 billion of mortgage loans.

         Interest revenue for the year ended December 31, 1999, was $10.3 million. For the year ended December 31, 1998 interest revenue was $10.5 million. The decrease of $200,000 is attributable to a decrease in loan inventory, which was primarily due to the industry-wide decrease in loan originations during the latter half of 1999.

         Income from servicing operations totaled $3.7 million for the year ended December 31, 1999. For the year ended December 31, 1998, servicing income was $2.9 million. The $800,000 increase was primarily attributable to increased servicing activity during the first half of 1999.

         PROFITABILITY OF RETAIL BANKING ACTIVITIES. For the year ended December 31, 1999, Pelican Financial's pre-tax earnings from retail banking activities primarily conducted by Pelican National totaled $892,000. For the year ended December 31, 1998 Pelican National's pre-tax loss was $370,000. The decrease in the pre-tax loss of $1.3 million or 341% was primarily attributable to an increase in net interest income of $2.0 million from $1.1 million for the year ended December 31, 1998 to $3.1 million for the year ended December 31, 1999. This increase was the result of the growth of the bank's assets and to rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into loans which are higher yielding.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE ELEVEN MONTH PERIOD ENDED DECEMBER 31, 1997

         GENERAL. The operating results and financial condition of Pelican Financial as of and for the year ended December 31, 1998 primarily reflect the operating results and financial condition of Washtenaw. Pelican National was formed in August 1997, therefore, the year ended December 31, 1998 constitutes Pelican National's first full year of operations. Net income for the year ended December 31, 1998 totaled $3.9 million compared to a net loss of $138,000 ($150,000 annualized) for the eleven months ended December 31, 1997, or an increase on an annualized basis of approximately $4.0 million or 2,700%. This increase was primarily due to a smaller loss from operations of Pelican National and a substantial increase in loan production for Washtenaw.

         LOAN PRODUCTION. The volume of loans produced for the year ended December 31, 1998 totaled $2.4 billion, as compared to $733.1 million ($799.7 million annualized) for the eleven months ended December 31, 1997, or an increase on an annualized basis of approximately $1.6 billion or approximately 200%. The increase in loan production was primarily due to generally lower interest rates that prevailed during 1998 compared to 1997, as well as to the continuing expansion of the markets Pelican Financial serves and the types of loan products Pelican Financial offers. Refinancings totaled $1.9 billion, or 79.17% of total loan production, for the year ended December 31, 1998, as compared to $476.5 million, or 65.00% of total loan production for the eleven months ended December 31, 1997 ($519.8 million on an annualized basis). Fixed-rate mortgage loan production totaled $2.2 billion, or 91.67% of total loan production, for the year ended December 31, 1998, as compared to $561.1 million, or 76.58% of total loan production for the eleven months ended December 31, 1997 ($612.1 million on an annualized basis).

         At December 31, 1998 and 1997, Pelican Financial's pipeline of loans in process was $144.0 million and $57.7 million, respectively. Historically, approximately 75% to 90% of the pipeline of loans in process has funded. For the year ended December 31, 1998, Pelican Financial received 34,164 new loan applications compared to 12,090 new loan application received for the eleven months ended December 31, 1997 (13,189 new loan applications on an annualized basis). These new loan applications result in an average daily rate of applications of $14.2 million and $4.8 million, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Pelican Financial's loan processing efficiency, and loan pricing decisions.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management. During the year ended December 31, 1998, the provision for loan losses was $62,000 compared to $65,000 for the eleven months ended December 31, 1997. As of December 31, 1998, the allowance for loan losses was 0.06% of total loans. For more information on the allowance for loan losses, see "Business - Asset Quality."

         NET INTEREST INCOME. Net interest income (interest earned net of interest charges) totaled $3.5 million for the year ended December 31, 1998, as compared to $965,000 ($1.1 million annualized) for the eleven months ended December 31, 1997, or an increase on an annualized basis of approximately $2.3 million or approximately 230%. The increase in net interest income from the mortgage loans warehoused was primarily attributed to higher loan production levels resulting from expanding the markets in which Pelican Financial conducts operations as well as the addition of new products. The increase in interest expense on the investment in servicing rights resulted primarily from increase in the volume of loan production. The increase in net interest income earned from the custodial balances was related to an increase in the average balance of custodial balances due to the increase in the average balance of the loan servicing portfolio.

         LOAN SERVICING. At December 31, 1998, Pelican Financial serviced $1.7 billion of loans compared to $824.6 million at December 31, 1997, a 106% increase. At December 31, 1998 and 1997, with the exception of servicing related to loans held for sale in Pelican Financial's loan portfolio and servicing sold but not yet delivered, all loan servicing was servicing for others. See "Business - Mortgage Loan Servicing Activities." The increase in Pelican Financial's servicing portfolio during the year ended December 31, 1998 was the result of a substantial increase in loan production volume, partially offset by prepayments, partial prepayments, and scheduled amortization of mortgage loans and the sale of mortgage servicing rights. The weighted average interest rate of the mortgage loans in Pelican Financial's servicing portfolio at December 31, 1998 was 7.04% compared to 7.59% at December 31, 1997. The decrease in the weighted average interest rate of mortgage loans in Pelican Financial's servicing portfolio is primarily the result of portfolio turnover.

         During the year ended December 31, 1998, the prepayment rate of Pelican Financial's servicing portfolio was 32.20%, compared to 12.63% for the eleven months ended December 31, 1997 (13.78% on an annualized basis). In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The prepayment rate on Pelican Financial's servicing portfolio remains relatively low because Pelican Financial typically sells servicing for loans that are more than one year old. Generally, the rate at which loans that are less than one year old prepay is lower than more mature loans.

         Pelican Financial recorded amortization and net impairment of its mortgage servicing rights for the year ended December 31, 1998 of $2.7 million (consisting of amortization amounting to $1.8 million and impairment of $914,000), compared to $936,000 of amortization and impairment (consisting of amortization amounting to $1.0 million and a reduction of impairment of $78,000) for the eleven months ended December 31, 1997. The factors affecting the amount of amortization and impairment of mortgage servicing rights recorded in an accounting period include the loan type (conventional fixed or adjustable rate), the term (15, 20, or 30 year or balloon), the date of loan acquisition, the cost of servicing the loans based on the industry, and the actual and assumed prepayment and interest rates. For further information related to the amortization and impairment of mortgage servicing rights, see Note 1 to Pelican Financial's Notes to Consolidated Financial Statements under the subheading "Mortgage Servicing Rights, Net."

         COMPENSATION AND EMPLOYEE BENEFITS EXPENSE. Compensation and benefits totaled $10.6 million for the year ended December 31, 1998 compared to $4.6 million ($5.0 million annualized) for the eleven months ended December 31, 1997, or an increase on an annualized basis of approximately $5.6 million or 112%. The increase during 1998 was primarily the result of an increase in the number of full time equivalent employees from 130 at December 31, 1997 to 187 at December 31, 1998 and ordinary and customary increases in salary and benefits. The increase in employees is primarily attributable to the opening of Pelican National and the increase of employees at Washtenaw to staff its strategy to geographically diversify its operations and offer a wider range of mortgage products.

         OCCUPANCY AND EQUIPMENT EXPENSE. Occupancy and equipment totaled $1.9 million for the year ended December 31, 1998 compared to $1.4 million ($1.5 million annualized) for the eleven months ended December 31, 1997, or an increase on an annualized basis of approximately $400,000 or 26.70%. The increase during 1998 was primarily the result of Pelican National occupying its office for an entire year and an increase in office space and equipment by Washtenaw to accommodate the increase in employees.

         OTHER NONINTEREST EXPENSE. Other noninterest expenses totaled $3.3 million for the year ended December 31, 1998 compared to $1.5 million ($1.6 million annualized) for the eleven months ended December 31, 1997, or an increase on an annualized basis of approximately $1.7 million or 106%. Other noninterest expense primarily consists of office and computer supplies, express mail expenses, and servicing foreclosure expenses. The increase during 1998 was primarily the result of Pelican National being opened for the entire fiscal 1998 and the expanded operations of Washtenaw.

         PROFITABILITY OF MORTGAGE BANKING ACTIVITIES. For the year ended December 31, 1998, Pelican Financial's pre-tax earnings from the mortgage banking activities were $6.7 million. For the eleven months ended December 31, 1997, Pelican Financial's comparable pre-tax earnings were $635,000 ($693,000 on an annualized basis). The annualized increase of $6.0 million or 866% primarily is attributable to increased loan production as a result of expanding Pelican Financial's operations into new markets and new product lines offered by Pelican Financial. The primary sources of increased pre-tax revenue was gain on sale of loans and mortgage servicing rights, servicing income, interest income and miscellaneous other income.

         For the year ended December 31, 1998, the gain on sale of loans and mortgage servicing rights totaled $18.1 million. For the eleven months ended December 31, 1997, gain on sale of loans and mortgage servicing rights was $5.4 million ($5.9 million annualized). The annualized $12.2 million increase represents a 207% increase between periods. When Pelican Financial sells loans with servicing retained, the mortgage servicing rights are either retained by Pelican Financial to service or the servicing rights are sold to a national servicer concurrently with the sale of the loans. Mortgage servicing rights retained by Pelican Financial to service are generally accumulated and then sold in bulk on a quarterly basis. Gains on the sale of mortgage loans servicing sold in bulk totaled $412,000 for the year ended December 31, 1998. The mortgage servicing rights sold in bulk related to servicing of loans with an aggregate principal balance of approximately $769.5 million. Gains on the sale of mortgage loans servicing sold in bulk totaled $1.0 million for the eleven months ended December 31, 1997. The mortgage servicing rights sold in bulk related to servicing of loans with an aggregate principal balance of approximately $142.8 million. The decrease in the gains on sales of mortgage servicing rights was $612,000 or 59.7%. In the declining interest rate environment that existed in 1998, Pelican Financial sold servicing related to more seasoned loans that it had held in its mortgage loan servicing portfolio in order to reduce the risks associated with prepayment.

         Gains on the sale of mortgage servicing rights sold concurrently with the sale of the underlying loans are included with gains on the loans sold, because the mortgage servicing rights are sold in the same month the underlying loans are sold. Gains on loans sold, including concurrent sales of mortgage servicing rights, totaled $17.6 million for the year ended December 31, 1998. The gains resulted from the sale of approximately $2.3 billion of mortgage loans. Gains on loans sold, including concurrent sales of mortgage servicing rights, totaled $4.4 million for the eleven months ended December 31, 1997. The gains resulted from the sale of approximately $674.6 million of mortgage loans sold. The increase in gains on loans sold of $13.2 million or 301% is primarily attributable to increased loan production as well as improved prices for new mortgage servicing rights sold.

         Interest revenue for the year ended December 31, 1998, was $12.1 million. For the eleven months ended December 31, 1997 interest revenue was $3.4 million (annualized $3.7 million). The annualized increase of $8.7 million or 256% is attributable to increased loan inventory.

         Income from servicing operations totaled $2.8 million for the year ended December 31, 1998. For the eleven months ended December 31, 1997, servicing income was $1.8 million ($1.9 million annualized). The $900,000 or 47% increase is derived from increased servicing activity.

         PROFITABILITY OF RETAIL BANKING ACTIVITIES. For the year ended December 31, 1998, Pelican Financial's pre-tax loss from retail banking activities primarily conducted by Pelican National was $370,000. For the period from inception until December 31, 1997, Pelican Financial's comparable pre-tax loss was $743,000 ($2.1 million on an annualized basis). The annualized decrease in loss of $1.7 million or 81% was primarily attributable to the decrease in the organization and pre-opening costs of Pelican National, a majority of which were expensed as incurred in fiscal 1997, and an increase in net interest income to $918,000 for the year ended December 31, 1998 compared to $195,000 for the eleven months ended December 31, 1997 resulting from growth in Pelican National's interest-earning assets in excess of its interest-bearing liabilities. This improvement is also partially attributable to the Board of Directors of Pelican National replacing prior bank management with Michael D. Surgen, the current President and Chief Executive Officer of Pelican National, and the changes he has implemented. Within three months of Mr. Surgen's appointment, Pelican National became profitable on a monthly basis. Pelican National's pre-tax loss through August 31, 1998 was $570,000, which decreased to a pre-tax loss $370,000 by December 31, 1998. At or for the year ended December 31, 1998, Pelican National had noninterest expenses of $1.9 million, deposits of $35.1 million, and the provision for loan losses totaled $62,000 compared to noninterest expenses of $943,000, deposits of $17.6 million, and the provision for loan losses totaled $66,000 at or for the period from inception through December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. Pelican Financial conducts no business other the business conducted through Pelican National and Washtenaw. Pelican Financial's primary source of funds is dividends paid by Washtenaw and Pelican National. In July 1997, Pelican Financial established a term loan in the amount of $2.0 million, the proceeds of which were contributed to the capital of Pelican National. The term loan is payable on demand and the interest rate is the weighted average Federal Funds Rate plus 2.75%, which resulted in an effective rate of 7.8% at December 31, 1999 and 8.3% at December 31, 1998. As of December 31, 1999, the only dividends received by Pelican Financial have been to make payments pursuant to the term loan. Dividends paid to Pelican Financial by Washtenaw are also limited by the terms of Washtenaw's warehouse line of credit discussed below.

         Washtenaw's sources of cash flow include cash from gains on sale of mortgage loans and servicing, net interest income, servicing fees, and borrowings. Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations. Washtenaw's uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

         Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The warehouse line of credit has of limit of $100.0 million, of which $15.0 million represents a working capital sublimit. Borrowing pursuant to the warehouse line of credit totaled $23.3 million at December 31, 1999 and $55.0 million at December 31, 1998. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 6.25% at December 31, 1999 and 6.52% at December 31, 1998. The interest rate on the working capital portion of the line of credit is the Federal Funds Rate plus 2.25%. The warehouse line of credit is payable on demand. The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw. Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum servicing portfolio of $500.0 million, a minimum net worth of $7.5 million calculated in accordance with generally accepted accounting principles, and a minimum adjusted tangible net worth of $10.0 million. Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of less than twelve to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of less than one to one. For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit.

         Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase. These agreements typically have terms of less than 90 days and are treated as a source of financing. The weighted average interest rate on these agreements to repurchase was 5.7% at December 31, 1999 and 6.3% at December 31, 1998.

         Pelican Financial's ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations. The value of and market for Pelican Financial's loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, and governmental regulations. During the years ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997, Pelican Financial used cash of $2.3 billion, $2.5 billion, and $726.4 million, respectively, for the purchase of mortgage loans and mortgage servicing rights and the origination of mortgage loans. During the same periods, Pelican Financial received cash proceeds from the sale of loans and mortgage servicing rights of $2.4 billion and $2.5 billion, and $670.4 million, respectively. Pelican Financial received cash proceeds from the premiums on the sale of loans of $16.9 million, $18.1 million, and $5.4 million, respectively, for the years ended December 31, 1999 and 1998, and the eleven months ended December 31, 1997, respectively. A significant amount of Pelican Financial's loan production in any month is funded during the last several business days of that month.

         Pelican Financial generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At December 31, 1999, Pelican Financial had outstanding rate-lock commitments to lend $44.0 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $3.9 million. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 1999, Pelican Financial had outstanding commitments to sell $56.3 million of mortgage loans. These commitments will be funded within 90 days.

         At December 31, 1999, Pelican National exceeded all applicable regulatory minimum capital requirements as well as the requirement to be considered "well capitalized" for regulatory purposes. Pelican Financial also exceeded its regulatory minimum capital requirements at December 31, 1999. For a detailed discussion of the regulatory capital requirements to which Pelican Financial and Pelican National are subject, and for a tabular presentation of compliance with these requirements, see "Regulation - Pelican Financial," "Regulation - Pelican National - Capital Requirements," and Note 13 of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management of Pelican Financial has not yet determined whether the adoption of SFAS No. 133 will have a material impact on its results of operations or financial position when adopted, however, the effect will depend on derivative holdings at the time the standard is applied.

         In October 1998, FASB issued SFAS No. 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. SFAS No. 134 amends SFAS No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES, which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, based on Pelican Financial's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The statement did not have a material impact on Pelican Financial's results of operations or financial position when adopted.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and Notes thereto presented in this Annual Report and Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Pelican Financial's operations. Unlike most industrial companies, nearly all the assets and liabilities of Pelican Financial are monetary in nature. As a result, interest rates have a greater impact on Pelican Financial's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         QUALITATIVE INFORMATION ABOUT MARKET RISK. The principal objective of Pelican Financial's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given Pelican Financial's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Pelican Financial's Interest Rate Risk Management Policy. Through this management, Pelican Financial seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of Pelican Financial is responsible for reviewing asset/liability policies and interest rate risk position. The Board of Directors reviews the interest rate risk position on a quarterly basis. In connection with this review, the Board of Directors evaluates Pelican Financial's business activities and strategies, the effect of those strategies on Pelican Financial's net interest margin, the market value of the loan, servicing, and securities portfolios, and the effect the changes in interest rates will have on Pelican Financial's loan, servicing, and securities portfolios and exposure limits.

         The continuous movement of interest rates is certain, however, the extent and timing of these movements is not always predictable. Any movements in interest rates has an effect of Pelican Financial's profitability. The value of loans, which Pelican Financial has either originated or purchased or committed to originate or purchase, decreases as interest rates rise and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall. Pelican Financial also faces the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as loans and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments. Pelican Financial's interest rate spread and interest rate margin may be negatively impacted in a declining interest rate environment even though Pelican Financial generally borrows at short-term interest rates and lends at longer-term interest rates. This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward. Pelican Financial's interest rate margin may also be negatively impacted in a flat- or inverse-yield curve environment. Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise. In turn, this effects the prepayment speed of loans underlying Pelican Financial's mortgage servicing rights.

         Because it is unlikely that any particular movement in interest rates could affect only one aspect of Pelican Financial's business, many of Pelican Financial's products are naturally self-hedging to each other. For instance, the decrease in the value of Pelican Financial's mortgage servicing portfolio associated with a decline in interest rates usually will not occur without some degree of increase in new mortgage loan production, which may offset the decrease in the value of the mortgage servicing portfolio.

         Pelican Financial's primary strategy to control interest rate risk is to sell substantially all loan production into the secondary market. This loan production is typically sold servicing retained. To further control interest rate risk related to its loan servicing portfolio, Pelican Financial typically sells the servicing for most of its loans within one year of the origination of the underlying loan. The turnover in the loan servicing portfolio assists Pelican Financial in maintaining a constant value of the servicing portfolio by holding servicing on loans that are least likely to be refinanced in the short term. Pelican Financial further attempts to mitigate the effects of changes in interest rates through the use of forward sales of anticipated loan closings and diligent asset and liability management.

         QUANTITATIVE INFORMATION ABOUT MARKET RISK. The primary market risk facing Pelican Financial is interest rate risk. From an enterprise perspective, Pelican Financial manages this risk by striving to balance its loan origination and loan servicing businesses, which are counter cyclical in nature. In addition, Pelican Financial utilizes various hedging techniques to manage the interest rate risk related specifically to its committed pipeline loans, mortgage loan inventory, and mortgage servicing rights. Pelican Financial primarily utilizes forward sales of mortgage-backed securities and purchases of mortgage-backed securities put options. These instruments most closely track the performance of Pelican Financial's committed pipeline of loans because the loans themselves can be delivered directly into these contracts. Pelican Financial may also use other hedging techniques, including the use of forward U.S. treasury notes and bond sales and purchases (long/short OTC cash forward contracts); U.S. treasury futures contracts (long/short CBOT futures); U.S. treasury futures options contracts (long/short CBOT futures options); private mortgage conduit mandatory forward sales (mandatory rate locks); and private mortgage conduit best-effort rate locks (best-effort rate locks).

         The overall objective of Pelican Financial's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. Pelican Financial does not speculate on the direction of interest rates in its management of interest rate risk.

         The matching of maturity or repricing of interest-earning assets and interest-bearing liabilities may be analyzed by examining the extent to which these assets and liabilities are interest rate sensitive and by monitoring Pelican Financial's interest rate sensitivity gap. An interest-earning asset or interest-bearing liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The difference between rate-sensitive assets and rate-sensitive liabilities represents Pelican Financial's interest sensitivity gap.

         The following table contains the amounts of interest-earning assets and interest-bearing liabilities outstanding on December 31, 1999, which are expected to reprice or mature in each of the future periods shown. The amounts of assets or liabilities shown which reprice or mature during a particular period may differ from contractual terms due to repayment assumptions.


                                                                     At December 31, 1999
                                          -----------------------------------------------------------------------
                                                                            Over 1
                                                             3 months        year
                                            Less than        through        through          Over
                                             3 Months       12 Months       5 Years         5 Years       Total
                                          -------------  -------------   -------------  --------------  ---------
                                                                    (Dollars in thousands)
 Interest-earning assets:
    Short-term investments (1).......        $    771       $      97      $       0        $      0     $    868
    Securities (2)...................               0               0          3,820           2,737        6,557
    Loans............................          70,879          13,849         21,784          22,980      129,492
                           --                --------       ---------      ---------        --------     --------
      Total interest-earning assets..          71,650          13,946         25,604          25,717      136,917
 Interest-bearing liabilities:
    Savings deposits.................          13,685               0              0               0       13,685
    Certificates of deposit..........           6,381          20,910         17,422               0       44,713
    Borrowings (3)...................          59,275               0          5,000           3,000       67,275
                           --                --------       ---------      ---------        --------     --------
      Total interest bearing liabilities       79,341          20,910         22,422           3,000     $125,673
                           --                --------       ---------      ---------        --------     ========
 Interest rate sensitivity gap.......        $ (7,691)      $  (6,964)     $   3,182        $ 22,717
                                             ========       =========      =========        ========
 Cumulative gap......................        $ (7,691)      $ (14,655)     $ (11,473)       $ 11,244
 Cumulative gap to interest-earning
    assets...........................             (11)%          (105)%          (45)%            44%
 Ratio of interest-earning assets to
    interest bearing liabilities.....              90%             67%           114%            857%


--------------
(1)      Includes federal funds sold.
(2)      Securities are stated at amortized cost.
(3)      Includes federal funds purchased and other short-term borrowings.

         As shown above, at December 31, 1999, Pelican Financial had a negative gap position based on contractual maturities and repayment assumptions for the next twelve months. This means that Pelican Financial's interest-earning assets reprice more slowly than its interest-bearing liabilities. In a declining interest rate environment, the cost of Pelican Financial's interest-bearing liabilities may be expected to decrease faster than amounts received on interest-earning assets, thus increasing Pelican Financial's interest rate spread. In an increasing interest rate environment, the negative gap means that the amounts received on interest-earning assets may be expected to increase more slowly than amounts paid on Pelican Financial's interest-bearing liabilities, thus decreasing Pelican Financial's interest rate spread.

         Certain shortcomings are inherent in the method of analysis presented in the table above. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

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

ITEM 8.    FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Page
                                                                                                              ----

         Independent Auditors' Report of Crowe Chizek & Company LLP.............................................54

         Independent Auditors' Report of Deloitte & Touche LLP..................................................55

         Consolidated Balance Sheets at December 31, 1999 and 1998..............................................56

         Consolidated Statements of Income for the Years Ended December 31, 1999 and 1998,
           and the Eleven Months Ended December 31, 1997........................................................57

         Consolidated Statements of Comprehensive Income for the Years Ended December 31,
           1999 and 1998,  and the Eleven Months Ended December 31, 1997........................................58

         Consolidated Statement of Shareholders' Equity for the Years Ended December 31,
           1999 and 1998, and the Eleven Months Ended December 31, 1997.........................................59

         Consolidated Statement of Cash Flows for the Years Ended December 31, 1999 and
           1998, and the Eleven Months Ended December 31, 1997..................................................60

         Notes to Consolidated Financial Statements.......................................................61 to 80


                                  [LETTERHEAD]



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Pelican Financial, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Pelican Financial, Inc. (The "Company'), as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1997 were audited by other auditors whose report dated March 20, 1998 expressed an unqualified opinion on those statements.

We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                        /s/ Crowe, Chizek and Company LLP
                                        ----------------------------------
                                        Crowe, Chizek and Company LLP


Grand Rapids, Michigan
March 10, 2000

                                  [LETTERHEAD]



INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Pelican Financial, Inc.
Ann Arbor, Michigan

                  We have audited the accompanying consolidated statement of income, stockholders' equity, and cash flows of Pelican Financial, Inc. and subsidiaries (the "Company") for the eleven months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the eleven months ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


March 20, 1998
    (April 29, 1999 as to Notes 2, 15, 21, 22)

                             PELICAN FINANCIAL, INC.
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998


                                                                                       1999                1998
                                                                                 -----------------  -------------------
ASSETS
   Cash and cash equivalents                                                        $   1,883,472       $   10,180,034
   Accounts receivable, net                                                             2,289,682            7,087,170
   Securities available for sale                                                        5,877,013            5,591,983
   Federal Reserve & Federal Home Loan Bank Stock                                         680,000              260,600
   Loans held for sale                                                                 60,535,699          179,454,160
   Loans receivable, net                                                               68,582,378           23,873,670
   Mortgage servicing rights, net                                                      11,028,468           15,509,678
   Mortgage loans in foreclosure and other real estate                                    539,869              581,385
   Premises and equipment, net                                                            863,815              884,443
   Federal income taxes receivable                                                        265,545            1,392,624
   Other assets                                                                         3,307,011            1,593,519
                                                                                 -----------------  -------------------

                                                                                    $ 155,852,952       $  246,409,266
                                                                                 =================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
        Noninterest-bearing                                                          $  3,911,558       $    3,280,064
        Interest-bearing                                                               58,398,604           31,784,014
                                                                                 -----------------  -------------------
            Total deposits                                                             62,310,162           35,064,078
   Due to bank                                                                         12,095,538           38,259,829
   Notes payable                                                                       25,333,610           57,025,504
   Repurchase agreements                                                               21,844,801           95,984,844
   Federal Home Loan Bank borrowings                                                    8,000,000                    -
   Other liabilities                                                                    5,277,485            6,474,997
   Subordinated note payable                                                                    -            1,200,000
                                                                                 -----------------  -------------------
         Total liabilities                                                            134,861,596          234,009,252

Commitments and contingencies

Shareholders' equity
   Preferred stock, 200,000 shares authorized; none outstanding
   Common stock, 10,000,000 shares authorized; 3,992,836 and
      3,032,836 outstanding at December 31, 1999 and 1998                                  39,928               60,656
   Additional paid in capital                                                          13,631,156            8,261,328
   Retained earnings                                                                    7,504,631            4,076,162
   Accumulated other comprehensive income (loss), net of tax                            (184,359)                1,868
                                                                                 -----------------  -------------------
       Total shareholders' equity                                                      20,991,356           12,400,014
                                                                                 -----------------  -------------------

                                                                                    $ 155,852,952       $  246,409,266
                                                                                 =================  ===================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                        Consolidated Statements of Income
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


                                                                                                            Eleven months
                                                                    Year ended           Year ended             ended
                                                                   December 31,         December 31,        December 31,
                                                                       1999                 1998                1997
                                                               --------------------- -------------------- ------------------
INTEREST INCOME
   Loans, including fees                                            $    14,706,230        $  11,482,241      $   3,229,789
   Investment securities, taxable                                           442,949              478,521             77,292
   Federal funds sold and overnight accounts                                177,856              390,019            113,417
                                                               --------------------- -------------------- ------------------
         Total interest income                                           15,327,035           12,350,781          3,420,498

INTEREST EXPENSE
   Deposits                                                               1,950,511              933,407            175,152
   Short-term borrowings                                                  7,776,021            7,897,153          2,280,252
                                                               --------------------- -------------------- ------------------
       Total interest expense                                             9,726,532            8,830,560          2,455,404
                                                               --------------------- -------------------- ------------------
NET INTEREST INCOME                                                       5,600,503            3,520,221            965,094

Provision for loan losses                                                   255,145               61,966             65,509
                                                               --------------------- -------------------- ------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       5,345,358            3,458,255            899,585

Noninterest income
   Securities gains                                                               -               16,402                  -
   Service charges on deposit accounts                                       52,925               29,320                412
   Other income                                                           1,384,114            1,118,801            537,161
   Servicing income                                                       3,777,987            3,127,408          1,776,571
   Gain on sales of mortgage servicing rights
     and loans, net                                                      16,189,007           17,289,946          5,419,177
                                                               --------------------- -------------------- ------------------
       Total noninterest income                                          21,404,033           21,581,877          7,733,321

Noninterest expense
   Compensation and employee benefits                                    12,817,212           11,094,958          4,573,870
   Occupancy and equipment                                                1,455,229            1,069,882          1,350,018
   Telephone                                                                480,587              427,472            256,870
   Postage                                                                  558,775              481,510            189,030
   Loan processing fees                                                           -                    -            327,779
   Amortization of mortgage servicing rights                              2,793,136            1,766,031          1,013,607
   Mortgage servicing rights valuation adjustment                         (616,163)              914,061            (77,579)
   Other noninterest expense                                              3,943,782            3,357,764          1,188,344
                                                               --------------------- -------------------- ------------------
       Total noninterest expense                                         21,432,558           19,111,678          8,821,939
                                                               --------------------- -------------------- ------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                         5,316,833            5,928,454           (189,033)
Provision for income taxes                                                1,791,245            2,041,074            (51,516)
                                                               --------------------- -------------------- ------------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                   3,525,588            3,887,380           (137,517)

Cumulative effect of change in accounting principle                          97,119
                                                               --------------------- -------------------- ------------------
NET INCOME (LOSS)                                                   $     3,428,469        $   3,887,380      $    (137,517)
                                                               ===================== ==================== ==================
Basic and diluted earnings (loss) per share before cumulative
  effect of change in accounting principle                          $          1.11           $     1.28      $      (0.05)

Per share cumulative effect of change in accounting principle                (0.03)                    -                  -
                                                               --------------------- -------------------- ------------------
Basic and diluted earnings (loss) per share                         $         1.08           $     1.28      $      (0.05)
                                                               ===================== ==================== ==================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


                                                                                                  Additional
                                                                                    Common          Paid-In        Retained
                                                                    Shares           Stock          Capital        Earnings
                                                                 -------------   -------------  ---------------  -------------
Balance at February 1, 1997 - Washtenaw                                    510       $     510     $        306   $  6,358,772

Washtenaw shares acquired and retired                                     (510)           (510)            (306)    (6,032,473)

Shares issued of Pelican Financial Inc.                                758,209          75,821        8,246,163

Net loss                                                                                                              (137,517)

Other comprehensive income, net of tax of ($1,412):
    Unrealized gain on securities available for sale

Comprehensive loss
                                                                 -------------   -------------  ---------------  -------------
Balance at December 31, 1997                                           758,209          75,821        8,246,163        188,782

Issuance of  shares from declaration of 2 for 1 stock

  split and change in par value from $.10 to $.02                      758,209         (45,493)          45,493

Issuance of  shares  from declaration of 2 for 1 stock split         1,516,418          30,328          (30,328)

Net income                                                                                                           3,887,380

Other comprehensive loss, net of tax of ($450):
    Unrealized loss on securities available for sale

Comprehensive income
                                                                 -------------   -------------  ---------------  -------------
Balance at December 31, 1998                                         3,032,836          60,656        8,261,328      4,076,162

Change in par value from $.02 to $.01                                                  (30,328)          30,328

Issuance of  shares from initial public offering Nov. 10, 1999         960,000           9,600        5,339,500

Net income                                                                                                           3,428,469

Other comprehensive loss, net of tax of ($95,935):
    Unrealized loss on securities available for sale

Comprehensive income
                                                                 -------------   -------------  ---------------  -------------
Balance at December 31, 1999                                         3,992,836       $  39,928     $ 13,631,156   $  7,504,631
                                                                 =============   =============  ===============  =============


                                                                      Accumulated          Total
                                                                  Other Comprehensive  Shareholders'
                                                                     Income (loss)         Equity
                                                                  -------------------  ---------------
Balance at February 1, 1997 - Washtenaw                                                  $   6,359,588

Washtenaw shares acquired and retired                                                       (6,033,289)

Shares issued of Pelican Financial Inc.                                                      8,321,984

Net loss                                                                                      (137,517)

Other comprehensive income, net of tax of ($1,412):
    Unrealized gain on securities available for sale                            2,741            2,741
                                                                                       ---------------
Comprehensive loss                                                                            (134,776)
                                                                  -------------------  ---------------
Balance at December 31, 1997                                                    2,741        8,513,507

Issuance of  shares from declaration of 2 for 1 stock

  split and change in par value from $.10 to $.02

Issuance of  shares  from declaration of 2 for 1 stock split

Net income                                                                                   3,887,380

Other comprehensive loss, net of tax of ($450):
    Unrealized loss on securities available for sale                             (873)            (873)
                                                                                       ---------------
Comprehensive income                                                                         3,886,507
                                                                  -------------------  ---------------
Balance at December 31, 1998                                                    1,868       12,400,014

Change in par value from $.02 to $.01                                                                -

Issuance of  shares from initial public offering Nov. 10, 1999                               5,349,100

Net income                                                                                   3,428,469

Other comprehensive loss, net of tax of ($95,935):
    Unrealized loss on securities available for sale                         (186,227)        (186,227)
                                                                                       ---------------
Comprehensive income                                                                         3,242,242
                                                                  -------------------  ---------------
Balance at December 31, 1999                                            $    (184,359)    $ 20,991,356
                                                                  ===================  ===============


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


                                                             Year ended            Year ended          Eleven months ended
                                                             December 31,          December 31,            December 31,
                                                                 1999                  1998                   1997
                                                          -----------------      ----------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $     3,428,469         $   3,887,380           $     (137,517)
   Adjustments to reconcile net income (loss) to
      net cash from operating activities
        Amortization (accretion) of securities, net                   1,418                (2,398)                       -
        Amortization of mortgage servicing rights                 2,793,136             1,766,031                1,013,607
        Mortgage servicing rights valuation adjustment             (616,163)              914,061                  (77,579)
        Gain on sales of mortgage servicing rights
          and loans, net                                        (16,189,007)          (17,289,946)              (5,419,177)
        Gain on sale of securities                                        -               (16,402)                       -
       Provision for loan losses                                    255,145                61,966                   65,509
       Depreciation                                                 510,354               372,519                  230,236
       Loss on sale of equipment                                          -                   761                    3,460
       Purchases and origination of mortgage loans
          held for sale                                      (2,244,719,561)       (2,405,776,234)            (732,555,816)
        Proceeds from sale of mortgage loans held for sale    2,333,495,099         2,299,174,626              668,130,094
       Changes in assets and liabilities that
         (used) provided cash
         Accounts receivable and other assets                     2,664,596            (5,727,689)                (692,153)
         Federal income taxes receivable                         (1,127,079)           (1,146,776)                       -
         Other liabilities                                        1,416,052             2,291,475                 (324,693)
         Deferred taxes                                             155,929             1,874,733                  198,713
                                                          -----------------      ----------------      -------------------
       Net cash provided (used) by operating activities          82,068,388          (119,615,893)             (69,565,316)

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations, net                                       (44,963,853)          (22,581,849)                (901,850)
   Proceeds from sales of mortgage servicing rights              48,636,167            30,007,937                9,404,849
   Loans in foreclosure and other real estate, net                   41,516              (282,233)                 219,699
   Property and equipment expenditures, net                        (489,726)             (653,515)                (373,432)
   Purchase of securities available for sale                     (2,016,777)           (9,936,732)              (7,966,160)
   Proceeds from sales of securities available for sale                   -             1,516,402                        -
   Proceeds from maturities and principal repayments
      of securities available for sale                            1,448,167             9,830,737                1,000,000
   Purchase of Federal Reserve Stock                               (419,400)              (80,600)                (180,000)
                                                          -----------------      ----------------      -------------------
       Net cash provided by investing activities                  2,236,094             7,820,147                1,203,106

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in noninterest-bearing deposits                         631,494             1,791,568                1,639,836
   Increase in interest-bearing deposits                         26,614,590            15,694,278               15,938,396
   Increase (decrease) in due to bank                           (26,164,291)           27,556,787                2,919,872
   Proceeds from issuance of common stock, net                    5,349,100                     -                2,230,000
   Increase (decrease) in notes payable due on demand           (31,691,894)           37,552,076               16,826,048
   Advances on Federal Home Loan Bank borrowings                  8,000,000                     -                        -
   Payoff  subordinated debt                                     (1,200,000)                    -                        -
   Increase (decrease)  in repurchase agreements                (74,140,043)           35,004,440               33,300,837
   Principal payments under capital lease obligations                     -                     -                 (116,148)
                                                          -----------------      ----------------      -------------------
       Net cash provided (used) by financing activities         (92,601,044)          117,599,149               72,738,841
                                                          -----------------      ----------------      -------------------
Net change in cash and cash equivalents                          (8,296,562)            5,803,403                4,376,631

Cash and cash equivalents at beginning of year                   10,180,034             4,376,631                        -
                                                          -----------------      ----------------      -------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     1,883,472         $  10,180,034            $   4,376,631
                                                          =================      ================      ===================

CASH AND EQUIVALENTS IS COMPOSED OF:
Cash and demand deposits due from banks                     $     1,015,472         $     678,799             $    576,631
Interest-bearing deposits in banks                                   97,000             2,142,235                        -
Federal funds sold                                                  771,000             7,359,000                3,800,000
                                                          -----------------      ----------------      -------------------
      Total cash and cash equivalents                       $     1,883,472         $  10,180,034            $   4,376,631
                                                          =================      ================      ===================

Supplemental cash disclosures
Interest paid                                               $    10,163,967         $   8,780,853            $   2,374,631
Income taxes paid                                                 1,451,000             1,375,000                  650,000


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:
Pelican Financial, Inc. (Pelican Financial) is a registered bank holding company incorporated during 1997. Pelican Financial owns Washtenaw Mortgage Company (Washtenaw) and Pelican National Bank (Pelican National).

Washtenaw is a Michigan corporation which engages in mortgage banking activities and, as such, acquires, sells and services one-to-four unit residential mortgage loans. Washtenaw acquires and services residential mortgage loans in 41 states.

Pelican National was incorporated on March 7, 1997 and commenced operations as a national bank in Naples, Florida on August 25, 1997. The Bank presently operates two full-service banking facilities and engages primarily in the business of attracting deposits from the general public. The Bank uses such deposits, together with other funds, to originate and purchase commercial, real estate and consumer loans for sale in the secondary market and for holding in its own portfolio.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements for the years ended December 31, 1999 and 1998, and eleven months ended December 31, 1997 include the accounts of Pelican Financial beginning March 3, 1997 (date of inception) and Washtenaw for all periods. All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures and actual results could differ from those estimates. The fair value of financial instruments, the valuation of mortgage servicing rights, and the allowance for loan losses are particularly subject to change.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include cash on hand, federal funds sold, interest-bearing deposits in banks, and funds due from banks. Pelican Financial considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Pelican Financial was in a book overdraft position at December 31, 1999 and 1998, which is shown in the accompanying balance sheet as due to bank.

ACCOUNTS RECEIVABLE:
Periodically Pelican Financial sells mortgage-servicing rights. Pelican Financial records the sale at the time all of the following conditions have been met: (1) title has passed, (2) substantially all risks and rewards of ownership have irrevocably passed to the buyer, and (3) any protection provisions retained by Pelican Financial are minor and can be reasonably estimated. If the sale requires Pelican Financial to finance a portion of the sales price, Pelican Financial records the transaction as a sale only when an adequate nonrefundable down payment has been received and the receivable allows Pelican Financial full recourse to the buyer.

This line item included $1,186,565 and $6,181,140 at December 31, 1999 and 1998, respectively, of receivables from sales of mortgage servicing rights. Further, the line item was net of an allowance for doubtful accounts and minor contingencies of $150,218 and $930,623 at December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES:
Debt securities are classified as available for sale. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity, until realized.

Unrealized gain or losses on securities available for sale and realized gains or losses on the sales of securities available for sale are based on the specific identification method. Premiums and discounts on all securities are amortized to expense and accreted to income over the life of the securities using the interest method.

Federal Reserve and Federal Home Loan Bank (FHLB) stock is restricted stock, carried at cost, that is required by the Federal Reserve and the FHLB to be maintained by Pelican National.

LOANS HELD FOR SALE:
Balances include deferred origination fees and costs and are stated at the lower of cost or market value in aggregate. The market value of mortgage loans held for sale is based on market prices and yields at year-end in normal market outlets used by Pelican Financial.

Pelican Financial purchases forward contracts of mortgage-backed securities and U.S. Treasury options to manage its interest rate exposure. The loans held for sale are generally sold into the forward contracts. Realized and unrealized gains and losses on forward contracts are deferred to the extent they act as a hedge and are included in the valuation of mortgage loans held for sale. Such gains and losses are recognized upon delivery of the underlying mortgage loans and are included in gains on sales of mortgage loans. U.S. Treasury options are carried at the lower of cost or market value, with unrealized losses recognized currently in gains on sales of mortgage servicing rights and mortgage loans.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans receivable, for which management has the ability and intent to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of deferred fees and costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to operations. The allowance is the amount that management believes will be adequate to absorb probable credit losses inherent in existing loans, based on evaluations of collectibility and prior loss experience on loans. The evaluations take into consideration such factors as the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and economic conditions that may affect the borrower's ability to repay the loan. Estimates of loan losses are subjective and are frequently based on future events beyond Pelican Financial's control. Therefore, actual loan losses in future periods could differ materially from amounts provided in the current period and could result in a material adjustment to future results of operations.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Nonaccrual loans are loans on which the accrual of interest has been discontinued because a reasonable doubt exists as to the full collection of interest or principal. A nonaccrual loan may not have an anticipated loss associated with it because of the collateral supporting the credit and, therefore, not be considered impaired. An impaired loan is anticipated to have a loss and may or may not be on nonaccrual. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Interest income on nonaccrual loans and impaired loans is recognized only to the extent cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in management's judgment, the loans are estimated to be fully collectible as to both principal and interest.

MORTGAGE SERVICING RIGHTS, NET:
Pelican Financial purchases and originates mortgage loans for sale to the secondary market, and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, mortgage-servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term (15 year, 20 year, 30 year or balloon), and date of loan acquisition. Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value, and is recognized through a valuation allowance.

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

LOANS IN FORECLOSURE AND OTHER REAL ESTATE:
Loans in foreclosure and other real estate are recorded at the lower of the carrying amount or fair value, less estimated costs to sell. If fair value declines, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate are capitalized, whereas those costs relating to holding the real estate are charged to expense.

PREMISES AND EQUIPMENT:
Premises and equipment are stated at cost, net of accumulated depreciation. Leasehold improvements are are depreciated (or amortized) over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is computed using either an accelerated or straight-line method over the estimated useful lives of the related assets.


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS CONTINGENCIES:
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

REVENUE RECOGNITION:
Mortgage loans held for sale are generally committed for sale to secondary market investors under firm agreements at or prior to the closing date of the individual loan. Loan sales and the related gains or losses are recorded at the settlement date.

Loan origination fees and costs are deferred as a component of the balance of loans held for sale. Since mortgage loans originated or acquired for sale are generally sold within 60 days, any related fees and costs are not amortized during that period, but are effectively recognized when the loan is ultimately sold.

Loan administration fees earned for servicing loans for investors are generally calculated based on the outstanding principal balances of the loans serviced and are recorded as revenue when received.

Interest income on loans receivable is reported on the interest method. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Interest continues to accrue on loans over 90 days past due if they are well secured and in the process of collection.

INCOME TAXES:
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. To the extent current available evidence raises doubt about the future realization of a deferred tax asset, a valuation allowance is established.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants promulgated Statement of Position
(SOP) 98-5. This SOP provides guidance on the financial reporting of start-up costs and organizational costs, and requires these costs to be expensed as incurred. Pelican Financial was required to adopt provisions of SOP 98-5 on January 1, 1999. Included in the December 31, 1999 Consolidated Statement of Income is a charge to operations of $97,119 reported as a cumulative effect of change in accounting principle.

COMPREHENSIVE INCOME:
Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, which is also reported as a separate component of shareholders' equity.

STOCK SPLITS:
Common stock amounts, market values and per share disclosures related to stock-based compensation plans and earnings and dividends per share disclosures have been retroactively restated for the stock splits.

EARNINGS (LOSS) PER SHARE:
Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of common shares and common share equivalents during the year. Weighted average shares for periods prior to the formation of Pelican

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and pooling with Washtenaw (see Note 2) represent Pelican Financial equivalent shares as if the Pelican Financial shares used to acquire Washtenaw had been outstanding for all periods. Weighted average shares are restated for all stock splits through the date of the issue of the financials.

CONCENTRATION OF CREDIT RISK:
Pelican National grants commercial, residential and consumer loans primarily to customers in Collier and Lee Counties in Florida. Although Pelican National has diversified the loan portfolio, substantial portions of its debtors are dependent upon the real estate economic sector. Washtenaw originates and purchases loans throughout the nation, however over 50% of loan volume is generated in Michigan, Ohio, Florida, Indiana, and Georgia.

IMPACT OF INTEREST RATE FLUCTUATIONS:
Interest rate fluctuations generally have a direct impact on a mortgage banking institution's financial performance. Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans. As a result, the volume and related income from loan originations may be reduced. Significant increases in interest rates will also generally increase the value of Pelican Financial's servicing portfolio, as a result of slower anticipated prepayment activity. Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations. However, significant decreases in interest rates may result in higher anticipated loan prepayment activity and, therefore, reduce the value of the loan servicing portfolio.

FAIR VALUES OF FINANCIAL INSTRUMENTS:
Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value is presented in a separate Note. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not represent the value of Pelican Financial.

NEW ACCOUNTING PRONOUNCEMENTS:
Beginning January 1, 2001, a new accounting standard (SFAS No. 133) will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The effect will depend on derivative holdings when this standard applies.

Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting statement for 1999 (SFAS No. 134) allows classifying these securities as available for sale, trading, or held to maturity, instead of the previous requirement to classify as trading. This statement had no material effect on the 1999 financial statements.

RECLASSIFICATION:
Certain prior year amounts have been reclassified to conform to the 1999 presentation.


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 2 - BUSINESS COMBINATION

Pelican Financial was incorporated on March 3, 1997 as a registered bank holding company. Pelican Financial was created to form Pelican National and to acquire Washtenaw. On June 22, 1997, Pelican Financial acquired all the common stock of Washtenaw in exchange for 600,000 shares of Pelican Financial's $0.10 par value common stock. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the accounts of Washtenaw prior to the acquisition by Pelican Financial. As of the acquisition date, Washtenaw had recorded revenues of $3,460,376 and a net loss of $326,299. There were no material intercompany transactions between Washtenaw and Pelican Financial prior to the acquisition. Washtenaw's fiscal year-end was changed from January 31 to December 31 to conform to Pelican Financial's fiscal year-end.

During 1997, Pelican Financial also offered a private placement of stock and issued 158,209 shares of $0.10 par value shares of common stock for approximately $2.3 million.

In November 1999, Pelican Financial sold 960,000 shares of common stock in an underwritten public offering.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale consist of the following at December 31:


                                                                          Gross           Gross          Estimated
                                                      Amortized        Unrealized      Unrealized          Fair
                                                        Cost              Gains          Losses            Value
                                                 -------------------  -------------   --------------  ----------------
    1999
-------------
             U.S. Government Agencies                   $  4,000,000       $      -      $  (180,156)      $ 3,819,844
             Mortgage Backed Securities                    2,156,345          2,909         (102,085)        2,057,169
                                                 -------------------  -------------   --------------  ----------------
                                                        $  6,156,345       $  2,909      $  (282,241)      $ 5,877,013
                                                 ===================  =============   ==============  ================
    1998
-------------
             U.S. Treasury Notes                        $  4,500,000       $    782       $   (1,407)      $ 4,499,375
             U.S. Government Agencies                      1,089,153          3,455                -         1,092,608
                                                 -------------------  -------------   --------------  ----------------
                                                        $  5,589,153       $  4,237      $    (1,407)      $ 5,591,983
                                                 ===================  =============   ==============  ================


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 3 - SECURITIES AVAILABLE FOR SALE (CONTINUED)

The amortized cost and estimated market value of securities available for sale at December 31, 1999, by contractual maturity, are shown below. Mortgage-backed securities are not due at a single maturity date and are shown separately.


                                                                                                        Estimated
                                                                                     Amortized             Fair
                                                                                        Cost              Value
                                                                                  ----------------   ----------------
        Due in one year or less                                                       $          -        $         -
        Due after one year through five years                                            4,000,000          3,819,844
        Mortgage-Backed Securities                                                       2,156,345          2,057,169
                                                                                  ----------------   ----------------

                                                                                      $  6,156,345        $ 5,877,013
                                                                                  ================   ================

No securities were sold in 1999. Proceeds on sale of securities available for sale in 1998 were $1,516,402. Gross gains of $16,402 and no gross losses were recognized on those sales. No securities were sold in 1997.

NOTE 4 - LOANS RECEIVABLE

Loans receivable consist of the following:


                                                                                   December 31,     December 31,
                                                                                       1999             1998
                                                                                 ----------------  ---------------
         Commercial, financial and agricultural                                    $      664,277    $     824,000
         Commercial real estate                                                        10,832,047        5,750,398
         Residential real estate                                                       57,173,433       17,083,689
         Installment loans                                                                286,500          343,058
                                                                                 ----------------  ---------------
                                                                                       68,956,257       24,001,145
         Deduct allowance for loan losses                                                (373,879)        (127,475)
                                                                                 ----------------  ---------------

               Loans receivable, net                                               $   68,582,378    $  23,873,670
                                                                                 ================  ===============


One loan loss for $8,741 was charged against the allowance for loan losses during 1999. No loan losses were charged to the allowance for loan losses during 1998 and 1997. Pelican Financial had no loans on nonaccrual status or that were considered impaired as of December 31, 1999 and 1998. Total loans past due over 90 days totaled $2,291,000 and $913,000 as December 31, 1999 and 1998
respectively.

Loans to related parties:


                                                                                       1999             1998
                                                                                 ---------------- ----------------
         Beginning of year                                                          $      34,400    $           -
         New loans                                                                         12,700           34,400
         Repayments                                                                             -                -
                                                                                 ---------------- ----------------

               End of year                                                          $      47,100    $      34,400
                                                                                 ================ ================


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 5 - MORTGAGE LOANS SERVICED

MORTGAGE SERVICING RIGHTS:

Activity related to mortgage servicing rights is summarized below:


                                                                                               Eleven months
                                                             Year ended        Year ended          ended
                                                             December 31,      December 31,     December 31,
                                                                 1999              1998             1997
                                                           --------------- ------------------ ---------------
         Balance at beginning of period                       $ 16,750,760       $  4,696,038     $ 3,911,384
            Additions                                           43,226,357         27,730,631       2,719,727
            Sales                                              (45,530,594)       (13,909,878)       (921,466)
            Amortization                                        (2,793,136)        (1,766,031)     (1,013,607)
                                                           --------------- ------------------ ---------------
         Balance at end of period                               11,653,387         16,750,760       4,696,038

         Valuation allowance at beginning of period             (1,241,082)          (355,860)       (433,439)
            Adjustment for impairment                              616,163          (914,061)          77,579
            Adjustment for sale of servicing rights                      -             28,839               -
                                                           --------------- ------------------ ---------------
         Valuation allowance at end of period                     (624,919)        (1,241,082)       (355,860)

         Net                                                  $ 11,028,468       $ 15,509,678     $ 4,340,178
                                                           =============== ================== ===============


The estimated fair value of mortgage servicing rights as of December 31, 1999 and 1998 was $12,010,000 and $15,844,000, respectively.

SERVICING OF MORTGAGE LOANS:
Pelican Financial sells mortgage loans to secondary market investors. Pelican Financial collects monthly principal and interest payments and performs certain escrow services for investors. Pelican Financial's servicing portfolio of loans is principally in Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Ohio, Georgia, Minnesota, Missouri and Wisconsin. Pelican Financial's aggregate servicing portfolio was approximately $1,108,000,000 and $1,655,000,000 at December 31, 1999 and 1998, respectively. The servicing portfolio includes temporary subservicing relating to servicing sales of $18,480,000 (all of which Washtenaw was servicing for Pelican National) and $355,395,000 ($13,174,000 of which Washtenaw was servicing for Pelican National) at December 31, 1999 and 1998, respectively. During 1999 and 1998 respectively, Washtenaw transferred to Pelican National loans held for sale at cost of $6,039,000 and $90,920,000.

During the periods ended December 31, 1999 and 1998, Pelican Financial did not service any FHA/VA insured/guaranteed mortgage loans.

Pelican Financial is responsible for establishing and maintaining escrow and custodial funds aggregating approximately $15,428,000 ($7,289,000 held at Pelican National) and $24,701,000 ($12,472,000 held at Pelican National) at December 31, 1999 and 1998, respectively. These funds are placed on deposit at a Federal Deposit Insurance Corporation ("FDIC") insured bank and are not included in the assets and liabilities of the Company. As is customary in the mortgage banking industry, these funds may be considered by the banks in which such funds are deposited, together with other balances maintained in the banks by the Company, when negotiating credit lines available for Pelican Financial's use.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment includes the following:


                                                                                December 31,      December 31,
                                                                                    1999              1998
                                                                             ------------------ ----------------
         Computer equipment and software                                           $  2,339,021     $  2,008,440
         Furniture and fixtures                                                       1,144,846        1,008,099
         Automobiles                                                                     27,471           51,985
         Leasehold improvements                                                          56,750           33,166
                                                                             ------------------ ----------------
                                                                                      3,568,088        3,101,690
         Accumulated depreciation and amortization                                   (2,704,273)      (2,217,247)
                                                                             ------------------ ----------------

                                                                                   $    863,815     $    884,443
                                                                             ================== ================

NOTE 7 - DEPOSITS


                                                                                December 31,      December 31,
                                                                                    1999              1998
                                                                             ------------------ ----------------
         Noninterest-bearing                                                       $  3,911,558     $  3,280,064
         Interest -bearing demand                                                       792,160        1,373,765
         Savings                                                                     12,893,734       17,755,697
                                                                             ------------------ ----------------
                                                                                     17,597,452       22,409,526

         Certificates of deposit:
                Under $100,000                                                       26,954,475        9,110,218
                Over $100,000                                                        16,371,000        3,191,576
                IRAs                                                                  1,387,235          352,758
                                                                             ------------------ ----------------
         Total certificates                                                          44,712,710       12,654,552
                                                                             ------------------ ----------------

                                                                                   $ 62,310,162     $ 35,064,078
                                                                             ================== ================

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:


         2000                                                                      $ 27,290,855
         2001                                                                         6,162,884
         2002                                                                         4,217,691
         2003                                                                           291,743
         2004 and thereafter                                                          6,749,537
                                                                             ------------------

                                                                                   $ 44,712,710
                                                                             ==================


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 8 - NOTES PAYABLE

Pelican Financial currently has a warehouse line of credit of $100,000,000, of which $15,000,000 represents a sub-limit for servicing under contract for sale, and $6,000,000 represents a working capital sub-limit. Pelican Financial also has a $2,000,000 note. All of the borrowings are payable on demand. The interest rate terms vary and are tied to the federal funds rate (FFR), which was 4.75% and 5.00% at December 31, 1999 and 1998. Notes payable are summarized as follows:


                                          December 31,                    December 31,
                                           1999        Terms                  1998        Terms
                                    ------------------                  -----------------
Warehouse line                           $  23,333,610 FFR+1.50%             $ 43,025,504 FFR+1.50%
Servicing under contract for
  sale sub-limit                                       FFR+1.875%               7,000,000 FFR+1.875%
Working capital sub-limit                            - FFR+2.25%                5,000,000 FFR+2.25%
Other note payable                           2,000,000 FFR+2.75%                2,000,000 FFR+2.75%
                                    ------------------                  -----------------
                                         $  25,333,610                       $ 57,025,504
                                    ==================                  =================


The line of credit agreement contains restrictive covenants, among others, requiring Pelican Financial to maintain certain minimum net worth levels, a minimum servicing portfolio and a minimum debt to net worth ratio as defined in the agreement.

Borrowings on the warehouse line of credit agreement are collateralized by mortgage loans held for sale at Washtenaw. Borrowings on the working capital sub-limit and servicing under contract for sale sub-limit are collateralized by servicing rights relating to Washtenaw's servicing portfolio.

NOTE 9 - REPURCHASE AGREEMENTS

Pelican Financial enters into sales of mortgage loans under agreements to repurchase (repurchase agreements). Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the loans sold reflected as a liability in the balance sheet. The dollar amount of loans underlying the agreements remains in the mortgage loans held for sale account. The weighted-average interest rate on these repurchase agreements was 5.65% and 6.338% at December 31, 1999 and 1998. The maximum month end balances during 1999 and 1998 was $115,133,920 and $158,350,907, respectively.

NOTE 10 - SUBORDINATED NOTE PAYABLE AND FHLB BORROWINGS

Pelican Financial had a subordinated note payable with a balance of $1,200,000 at December 31, 1998. The note required monthly interest payments at 4.5% per annum over the prime interest rate, which was 7.75% at December 31, 1998. This note was paid in full with proceeds from the initial public offering in November 1999.

Year-end advances from the FHLB are as follows:


                                                                                                      1999
                                                                                                 ---------------
         6.89% FHLB advance, due October 2004                                                        $ 5,000,000
         4.95% FHLB advance, due August 2009                                                           3,000,000


The above advances are at a fixed interest rate. Mortgage Loans and certain securities, totaling approximately $21,000,000 at December 31, 1999, were eligible as collateral for these advances under a blanket collateral agreement with the FHLB.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 11 - FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:


                                                                                                Eleven months
                                                            Year ended          Year ended          ended
                                                           December 31,        December 31,     December 31,
                                                               1999                1998             1997
                                                        ------------------- ------------------ ---------------
         Current provision (benefit)                           $  1,635,316       $    166,341    $   (250,229)
         Deferred provision (benefit)                               155,929          1,874,733         198,713
                                                        ------------------- ------------------ ---------------
                                                               $  1,791,245       $  2,041,074    $    (51,516)
                                                        =================== ================== ===============

The net deferred tax liability is comprised of the following:


                                                                                 December 31,     December 31,
                                                                                      1999            1998
                                                                             ------------------ ---------------
         Deferred tax assets
              Loan origination costs                                              $      66,944   $     141,684
              Loan mark to market                                                       126,096         215,334
              Loan loss reserve                                                         191,532         152,704
              Unrealized loss on securities                                              94,971               -
              Other                                                                      42,234         128,520
                                                                             ------------------ ---------------
                                                                                        521,777         638,242
         Deferred tax liabilities
              Mortgage servicing rights                                              (3,443,960)     (3,485,440)
              Depreciation                                                                    -         (11,983)
              Unrealized gain on securities                                                   -            (962)
              Other                                                                    (60,393)         (62,437)
                                                                             ------------------ ---------------
                                                                                     (3,504,353)     (3,560,822)
                                                                             ------------------ ---------------
         Net deferred tax liability                                               $  (2,982,576)  $  (2,922,580)
                                                                             ================== ===============

There was no valuation allowance for deferred taxes in 1999 or 1998.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:


                                                             Year ended         Year ended       Eleven months
                                                            December 31,       December 31,         ended
                                                                1999               1998          December 31,
                                                                                                     1997
         Statutory rate applied to income before taxes       $  1,807,723       $  2,015,674       $  (64,271)
         Add (Deduct)
              Effect of nondeductible expenses                     48,728             25,161           14,455
              Other                                               (65,206)               239           (1,700)
                                                         ----------------    ---------------    -------------
         Income tax expense                                  $  1,791,245       $  2,041,074       $  (51,516)
                                                         ================    ===============    =============


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 12 - LEASES

Pelican Financial leases office facilities under noncancelable operating leases.

Future minimum lease payments at December 31, 1999 under noncancelable leases are as follows:


                        2000                              $  565,751
                        2001                                 346,596
                        2002                                  59,778
                        2003                                  60,305
                        2004                                  62,115
                                                    ----------------

                                                        $  1,094,545
                                                    ================


For periods ended December 31, 1999, 1998 and 1997, rental expense under operating leases was approximately $515,000, $404,000 and $319,000, respectively.

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

Pelican Financial and Pelican National are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Pelican Financial's consolidated financial statements. Under capital adequacy guidelines, Pelican Financial and Pelican National must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that Pelican Financial and Pelican National meet all capital adequacy requirements to which they are subject and are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, Pelican Financial and Pelican National must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed Pelican Financial's or Pelican National's categories.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 13 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Actual consolidated and Pelican National capital amounts (in thousands) and ratios are as follows:


                                                                                                Minimum Required
                                                                                                   To Be Well
                                                                       Minimum Required         Capitalized Under
                                                                          For Capital           Prompt Corrective
                                                   Actual              Adequacy Purposes       Action Regulations
                                          ------------------------ ------------------------  ------------------------
                                            Amount        Ratio      Amount        Ratio       Amount       Ratio
                                          ----------    ---------- ------------ -----------  ----------  ----------
1999
-------
Total capital (to risk weighted assets)
Pelican Financial                           $ 19,897        21.63%      $ 7,358       8.00%    $  9,198      10.00%
Pelican National                               9,226       18.52          3,985       8.00        4,981      10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial                             19,523       21.23          3,679       4.00        5,519       6.00
Pelican National                               8,852       17.77          1,992       4.00        2,989       6.00
Tier 1 capital (to average assets)
Pelican Financial                             19,523       11.52          6,779       4.00        8,474       5.00
Pelican National                               8,852       11.32          3,127       4.00        3,909       5.00

1998
-------
Total capital (to risk weighted assets)
Pelican Financial                           $ 12,398        9.64%       $10,288       8.00%    $ 12,860      10.00%
Pelican National                               5,394       23.77          1,815       8.00        2,268      10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial                             12,271        9.55          5,144       4.00        7,716       6.00
Pelican National                               5,186       22.86            908       4.00        1,361       6.00
Tier 1 capital (to average assets)
Pelican Financial                             12,271        5.90          8,321       4.00       10,402       5.00
Pelican National                               5,186       18.11          1,146       4.00        1,432       5.00


The declaration of dividends by Pelican National is limited to Pelican National's retained net profit for the current and prior two years. As a result, no amounts are available for payments of dividends to Pelican Financial at December 31, 1999.

Washtenaw has a covenant in its warehouse credit agreement which limits the amount of dividends Washtenaw may pay to Pelican Financial to 50% of Washtenaw's net income for any twelve-month period.

NOTE 14 - RETIREMENT PLAN

Pelican Financial has a profit sharing plan established under Section 401(k) of the Internal Revenue Code. The plan generally covers employees having at least one year of service. Employees may contribute up to 15% of their compensation. Pelican Financial contributes one-half of the participant's contribution up to 1.5% of the participant's compensation. Pelican Financial incurred expenses of $50,751, $76,641 and $33,479 relating to the plan during the periods ended December 31, 1999, 1998 and 1997, respectively.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:


                                                                           1999         1998          1997
                                                                       ------------  -----------  ------------
Unrealized holding gains and losses on available for sale securities    $  (282,162)   $  15,079    $    4,153
Less: Reclassification adjustments for gain later recognized in income            -      (16,402)            -
                                                                       ------------  -----------  ------------
Net unrealized gains and losses                                            (282,162)      (1,323)        4,153
Tax effect                                                                   95,935          450        (1,412)
                                                                       ------------  -----------  ------------
Other comprehensive income                                              $  (186,227)   $    (873)   $    2,741
                                                                       ============  ===========  ============


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 16 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, Pelican Financial enters into commitments to purchase residential mortgage loans. The commitments are short term in nature and, if drawn on by the counterparty, result in a fixed or variable rate loan collateralized by residential real estate. Pelican Financial has committed to lend at a stipulated interest rate and assumes the risk of a subsequent rise in rates prior to the loan funding. Outstanding mortgage commitments approximated $44,002,000 and $144,486,000 at December 31, 1999 and 1998, respectively, along with outstanding commitments to make other types of loans totaling $3,864,000 and $352,000 at December 31, 1999 and 1998. Pelican Financial manages its interest rate exposure on commitments by entering into sales commitments in the cash forward placement market.

Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date. As of December 31, 1999 and 1998, Pelican Financial had approximately $56,283,000 and $239,185,000, respectively, of forward rate agreements to deliver. These agreements were commitments to deliver securitized and whole loans to another party at a specified price and specified date in the future. The risk associated with the forward rate agreements is that Pelican Financial is unable to deliver according to the terms of the agreement. Pelican Financial does not anticipate any material losses as a result of the forward rate agreements.

These instruments also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, Pelican Financial would not incur any significant additional cost by replacing the positions at market rates in effect on December 31, 1999. Pelican Financial minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions who meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

U. S. Treasury options are also used to manage Pelican Financial's interest rate risk. Pelican had $155,000 worth of open positions at December 31, 1999 and no open positions at December 31, 1998.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time Pelican Financial's entire holdings of a particular financial instrument. No ready market exists for certain portions of Pelican Financial's financial instruments, therefore, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and value of assets and liabilities that are not considered financial instruments. Tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimated and have not been considered in these estimates.

The information presented is based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of Pelican Financial's financial instruments were as follows:


                                                      December 31,                        December 31,
                                                          1999                                1998
                                          ------------------------------------ ------------------------------------
                                              Carrying             Fair            Carrying            Fair
                                               Value              Value             Value              Value
                                          ----------------  ------------------ ----------------- ------------------
ASSETS
      Cash and cash equivalents                $ 1,883,472       $   1,883,472      $ 10,180,034      $  10,180,034
      Accounts receivable                        2,289,682           2,289,682         7,087,170          7,087,170
      Securities available for sale              5,877,013           5,877,013         5,591,983          5,591,983
      Loans held for sale                       60,535,699          61,104,337       179,454,160        180,712,486
      Loans receivable, net                     68,582,378          69,163,542        23,873,670         23,926,322
      Accrued interest receivable                1,266,524           1,266,524         1,360,636          1,360,636

LIABILITIES
      Deposits                                  62,310,162          62,529,921        35,064,078         35,176,836
      Due to bank                               12,095,538          12,095,538        38,259,829         38,259,829
      Notes payable                             25,333,610          25,333,610        57,025,504         57,025,504
      Repurchase agreements                     21,844,801          21,844,801        95,984,844         95,984,844
      Subordinated note payable                          -                   -         1,200,000          1,200,000
      FHLB Advances                              8,000,000           7,903,767                 -                  -
      Accrued interest payable                     379,647             379,647           432,262            432,262
      U. S. Treasury Options                       155,000             220,000                 -                  -

OFF-BALANCE SHEET COMMITMENTS
      Commitments to fund residential
         mortgage loans at fixed rates                   -             (99,359)                -            607,348
      Commitments to sell residential
         mortgage loans and securities
         at fixed rates                                  -            (306,999)                -           (351,718)


The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value as such amounts are short term.

Accounts Receivable and Accrued Interest Receivable - The carrying amount is a reasonable estimate of fair value as such receivables are short term.

Securities Available for Sale - Fair values are based on quoted market prices or dealer quotes.

Loans Held for Sale - The fair value of mortgage loans held for sale is estimated based on sales commitments or secondary market quotes for the related loans or similar loans.

Loans Receivable, Net - The estimated fair value is determined by discounting contractual cash flows from the loans using current lending rates for new loans with similar remaining maturities. The resulting value is reduced by an estimate of losses inherent in the portfolio.


--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Deposits - The carrying amount is a reasonable estimate of fair value for demand and savings deposits subject to immediate withdrawal. The fair value of time deposits is estimated by discounting the future cash flows to be paid using the current rates at which similar deposits with similar remaining maturities would be issued.

Due to Bank - The carrying amount is a reasonable estimate of fair value as the borrowings are short term.

Notes Payable and Subordinated Note Payable - The carrying amount is a reasonable estimate of fair value as the borrowings are variable rate and payable on demand.

Repurchase Agreements - The carrying amount is a reasonable estimate of fair value as the borrowings are based upon variable rates which approximate market value.

FHLB Advances - Fair values are based on current rates available on debt with similar terms and remaining maturities.

Accrued Interest Payable - The carrying amount is a reasonable estimate of fair value as such payables are short term.

U. S. Treasury Options - Fair values are based on quoted market prices or dealer quotes.

Off-Balance-Sheet Financial Instruments - The fair value of Pelican Financial's forward commitments to fund and sell residential real estate loans are separately estimated using the cost of fulfilling these commitments or otherwise settling the obligations with counterparties at the reporting date.

NOTE 18 - LITIGATION

On November 4, 1994, Washtenaw was named as defendant in a class action lawsuit regarding its method for calculating finance charges in lending disclosures required by the Federal Truth in Lending Act. The disclosure issue involved is applicable to the mortgage banking industry as a whole, and the issue is presently the subject of numerous class action suits throughout the United States. Pelican Financial believes Washtenaw is and has been in complete compliance with applicable Federal and State laws. In the opinion of Pelican Financial's management, the resolution of this matter is not expected to have a material adverse impact on the financial position of Pelican Financial.

NOTE 19 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Pelican Financial adopted a Stock Option and Incentive Plan (the "Plan") in October 1997. Pursuant to the Plan, 400,000 shares (adjusted for stock splits) of Pelican Financial's common stock were made available for grant through stock options to key employees and non-employee directors of Pelican Financial, Washtenaw and Pelican National. Each option granted under the Plan vests as specified by the Stock Option Committee and has a term of not more than ten years. The exercise price of options granted is at least equal to market value at the date of grant. Pelican Financial accounts for stock options in accordance with APB Opinion No. 25, and, therefore, has recorded no compensation expense for options granted.

Financial Accounting Standards No. 123 Accounting for Stock Based Compensation (SFAS 123) establishes a fair value based method of accounting for employee stock options. Accordingly, the pro forma information presents net income and earnings per share information as if SFAS 123 had been adopted.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 19 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)


                                                                                        1999
                                                                                  ----------------
                        Net income as reported                                         $ 3,428,469
                            Pro forma net income                                         3,369,124

                        Basic earnings per share as reported                           $      1.08
                             Pro forma basic earnings per share                               1.06

                        Diluted earnings per share as reported                         $      1.08
                             Pro forma diluted earnings per share                             1.06


The compensation that would have been recorded for 1998 and 1997 would not have reduced basic or diluted earnings per share by more than $.01.

In future years, the pro forma effect under this standard is expected to increase as additional options are granted.

The fair value of options granted were estimated using the Black-Scholes model and the following weighted average information: risk free rate of 6.00%; expected life of 7 years; expected volatility of stock price of 10.53% and no expected dividends. The fair value of the options granted in 1999 was $2.44.

The Plan also provides for granting of stock appreciation rights ("SARS"). SARS may be granted in connection with any or all of the stock options that may be granted subject to certain conditions and limitations imposed by the Stock Option Committee. The exercise of a SAR will entitle the holder to payment from Pelican Financial of an amount equal to the difference between the fair value of such shares on the date the SAR was originally granted and the fair value of such shares at the exercise date of the SAR. This payment may be made in cash, in shares or partly in each. To date, no SARs have been granted.

All outstanding awards shall become immediately exercisable in the event of a change in control of Pelican Financial.

The following is a summary of stock option activity for the periods ended December 31 (adjusted for stock splits):


                                           Year ended               Year ended             Eleven months ended
                                          December 31,              December 31,                December 31,
                                    ----------1999---------- ----------1998----------    ----------1997----------
                                                  Weighted                   Weighted                   Weighted
                                                   Average                   Average                     Average
                                                  Exercise                   Exercise                   Exercise
                                     Options        Price        Options       Price       Options        Price
                                   ------------ ------------ ------------ -----------   ----------   ------------
     Outstanding beginning of year      104,000    $    4.11     40,000     $    3.75            -       $      -
     Granted                            221,400         6.97     92,000          5.58       40,000           3.75
     Exercised                                -            -          -             -            -              -
     Forfeited                           (4,000)        3.25     (8,000)         3.75            -              -
     Canceled                                 -            -    (20,000)         5.00            -              -
                                   ------------ ------------------------ ------------  -----------  -------------

     Outstanding end of year            321,400    $    5.88    104,000     $    4.11       40,000       $   3.75
                                   ============ ======================== ============  ===========  =============
     Exercisable at end of year          33,400    $    3.53     32,000     $    3.75       40,000       $   3.75
                                   ============ ============ ============ ===========  ===========  =============


Options outstanding at December 31, 1999 have a weighted average life of 9.37 years, with exercise prices ranging from $3.25 to $7.00.

--------------------------------------------------------------------------------
                                   (Continued)

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 20 - EARNINGS (LOSS) PER SHARE

The following summarizes the computation of basic and diluted earnings (loss) per share. Weighted average shares have been restated for all stock splits. Stock options are anti-dilutive for the eleven months ended December 31, 1997 due to the net loss.


                                                                                             Eleven months
                                                                 Year ended    Year ended       ended
                                                                 December 31,  December 31,   December 31,
                                                                    1999          1998           1997
                                                                ------------- ------------- --------------
         Basic earnings (loss) per share
                Net income (loss)                                 $ 3,428,469   $ 3,887,380   $   (137,517)
                Weighted average shares outstanding                 3,166,973     3,032,836      2,974,100
                                                                ------------- ------------- --------------

         Basic earnings (loss) per share                             $   1.08     $    1.28   $      (0.05)
                                                                ============= ============= ==============

         Diluted earnings (loss) per share
                Net income (loss)                                 $ 3,428,469   $ 3,887,380   $   (137,517)

                Weighted average shares outstanding                 3,166,973     3,032,836      2,974,100
                Dilutive effect of assumed exercise of stock
                   options                                              1,062         6,775              -
                                                                ------------- ------------- --------------
                Diluted average shares outstanding                  3,168,035     3,039,611      2,974,100

                     Diluted earnings (loss) per share            $      1.08   $      1.28   $      (0.05)
                                                                ============= ============= ==============


NOTE 21 - SEGMENT INFORMATION

Pelican Financial's operations include two primary segments: mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors. The retail banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples and Fort Myers, Florida.

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

--------------------------------------------------------------------------------

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 21 - SEGMENT INFORMATION (CONTINUED)

The following segment financial information has been derived from the internal financial statements of Washtenaw and Pelican National, which are used by management to monitor and manage the financial performance of Pelican Financial. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary difference between segment amounts and consolidated totals, and are reflected in the "Other" column below, along with minor amounts to eliminate transactions between segments.


                                                                        DOLLARS IN THOUSANDS
                                                    Mortgage          Retail                        Consolidated
YEAR ENDED DECEMBER 31, 1999                        Banking          Banking           Other           Totals
                                                 ---------------  --------------- ---------------- ---------------
       Net interest income                            $   2,631        $   3,126       $     (157)      $   5,600
       Gain on sales of MSR and loans, net               16,103               86                -          16,189
       Servicing income                                   3,750               28                -           3,778
       Noncash items:
             Provision for loan losses                        -              255                -             255
             MSR amortization & valuation                 2,172                5                -           2,177
       Provision for income taxes                         1,609              303             (121)          1,791
       Segment profit                                     3,074              589             (235)          3,428
       Segment assets                                    76,149           79,621               83         155,853

YEAR ENDED DECEMBER 31, 1998
       Net interest income                            $   2,580        $   1,107       $     (167)      $   3,520
       Gain on sales of MSR and loans, net               17,029              261                -          17,290
       Servicing income                                   2,940              187                -           3,127
       Noncash items:
             Provision for loan losses                        -               62                -              62
             MSR amortization & valuation                 2,549              131                -           2,680
       Provision for income taxes                         2,235             (126)             (68)          2,041
       Segment profit                                     4,263             (244)            (132)          3,887
       Segment assets                                   205,873           40,537               (1)        246,409

ELEVEN MONTHS ENDED DECEMBER 31, 1997
       Net interest income                            $     845        $     195       $      (75)      $     965
       Gain on sales of MSR and loans                     5,488                -              (69)          5,419
       Servicing income                                   1,777                -                -           1,777
       Noncash items:
             Provision for loan losses                        -               66                -              66
             MSR amortization & valuation                   936                -                1             937
       Provision for income taxes                           229             (253)             (28)            (52)
       Segment profit                                       406             (490)             (54)           (138)
       Segment assets                                    97,514           23,498             (256)        120,756


--------------------------------------------------------------------------------

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 22 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS


                                                                                          December 31,
                                                                               ---------------------------------
                                                                                    1999             1998
                                                                               --------------- -----------------
ASSETS
       Cash and cash equivalents                                                  $    254,101      $      5,492
       Investment in Washtenaw                                                      13,952,991         9,034,480
       Investment in Pelican National                                                8,670,036         5,267,429
       Other assets                                                                    250,770           116,182
                                                                               --------------- -----------------

          Total assets                                                            $ 23,127,898      $ 14,423,583
                                                                               =============== =================

LIABILITIES AND SHAREHOLDERS' EQUITY
       Notes payable                                                              $  2,000,000      $  2,000,000
       Accrued expenses and other liabilities                                          136,542            23,569

       Shareholders' equity                                                         20,991,356        12,400,014
                                                                               --------------- -----------------

       Total liabilities and shareholders' equity                                 $ 23,127,898      $ 14,423,583
                                                                               =============== =================

                         CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                                                                                  Eleven months
                                                                Year ended       Year ended           ended
                                                               December 31,     December 31,      December 31,
                                                                   1999             1998              1997
                                                             ----------------- ---------------- -----------------
Dividends from Washtenaw                                          $   155,497      $   165,707      $   1,829,302
Other expense                                                         355,109          200,342             81,372
                                                             ----------------- ---------------- -----------------
Income (loss) before income tax and undistributed
   subsidiary income                                                 (199,612)         (34,635)         1,747,930
Income tax benefit                                                    120,737           68,117             28,000
Equity in undistributed subsidiary income (loss)                    3,507,344        3,853,898         (1,913,447)
                                                             ----------------- ---------------- -----------------
Net income (loss)                                                   3,428,469        3,887,380           (137,517)
       Unrealized gain (loss) on securities, net of
         tax and classification effects                              (186,227)            (873)             2,741
                                                             ----------------- ---------------- -----------------

       Comprehensive income (loss)                                $ 3,242,242      $ 3,886,507      $    (134,776)
                                                             ================= ================ =================


--------------------------------------------------------------------------------

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 1999 and 1998,
                    and eleven months ended December 31, 1997


NOTE 22 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                 Eleven months
                                                                 Year ended      Year ended         ended
                                                                December 31,     December 31,     December 31,
                                                                    1999            1998             1997
                                                              ---------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                $   3,428,469    $  3,887,380    $    (137,517)
       Adjustments
           Equity in undistributed subsidiary income                (3,507,344)     (3,853,898)       1,913,446
           Change in other assets                                     (134,589)        (56,556)         (59,626)
           Change in other liabilities                                 112,973           9,359           14,209
                                                              ---------------- --------------- ----------------
       Net cash provided (used) by operating activities               (100,491)        (13,715)       1,730,512

CASH FLOWS FROM INVESTING ACTIVITIES
       Investments in Pelican National                                       -               -       (6,000,000)
                                                              ---------------- --------------- ----------------
         Net cash used by investing activities                               -               -       (6,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from stock issue                                     5,349,100               -        2,288,695
       Contribute capital to affiliates                             (5,000,000)
       Purchase of common stock advances on line of credit                   -               -        2,000,000
                                                              ---------------- --------------- ----------------
              Net cash provided by financing activities                349,100               -        4,288,695

Net change in cash and cash equivalents                                248,609         (13,715)          19,207

Cash and cash equivalents at beginning of year                           5,492          19,207                -
                                                              ---------------- --------------- ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $     254,101    $      5,492    $      19,207
                                                              ================ =============== ================


--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "Discussion of Proposals Recommended by the Board - Proposal 1: Election of Directors" in Pelican Financial's Proxy Statement for the annual meeting of stockholders to be held April 25, 2000 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

         The information contained under the caption "Directors and Executive Officers Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership - Who are the largest owners of Pelican Financial's common stock?" in the Proxy Statement.

         (b)  Security Ownership of Management.

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership - How much stock do Pelican Financial's directors and officers own?" in the Proxy Statement.

         (c) Changes in Control.

                  Management of Pelican Financial knows of no arrangements, including any pledge by any person of securities of Pelican Financial, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Exhibits are either attached as part of this Report or incorporated by reference herein.


         Exhibit Number                Description
         --------------                -----------

                3.1                    Certificate of Incorporation of Pelican Financial, Inc. (1)

                3.2                    Bylaws of Pelican Financial, Inc. (1)



                4                      Form of Common Stock Certificate of Pelican Financial, Inc. (1)

                10.1                   Employment Agreement with Michael D. Surgen (1)

                10.2                   Pelican  Financial,  Inc.  Stock  Option  and  Incentive  Plan and  Forms of
                                       Agreements (1)

                10.3                   Master  Agreement   between  Federal  National   Mortgage   Association  and
                                       Washtenaw Mortgage Corporation dated December 21, 1998 (1)

                21                     Subsidiaries of the Registrant (1)

                27                     Financial Data Schedule (2)


-------------------------
(1) Incorporated by reference to Exhibit bearing the same number in Pelican Financial's Registration Statement on Form S-1, filed on April 22, 1999, as amended (Reg. No. 333-76841).
(2)      Contained in electronically filed version only.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PELICAN FINANCIAL, INC.

March 21, 2000                              By:  /s/ CHARLES C. HUFFMAN
                                                --------------------------------
                                                Charles C. Huffman
                                                President, Chief Executive
                                                  Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                                  Title                               Date
------------------------------------        ----------------------------------           ----------------


 /s/ CHARLES C. HUFFMAN                     President, Chief Executive Officer,          March 21, 2000
------------------------------------
Charles C. Huffman                          and Chairman of the Board
(Principal Executive Officer)

 /s/ MICHAEL L. HOGAN                       Chief Financial Officer and                  March 21, 2000
------------------------------------
Michael L. Hogan                            Director
(Principal Financial and
Accounting Officer)

 /s/ RALIEGH E. ALLEN, JR.                  Director                                     March 21, 2000
------------------------------------
Raliegh E. Allen, Jr.


 /s/ BRENDA L. JONES                        Director                                     March 21, 2000
------------------------------------
Brenda L. Jones

 /s/ KOULA M. KOVACH                        Director                                     March 21, 2000
------------------------------------
Koula M. Kovach

 /s/ ERNEST MERLANTI                        Director                                     March 21, 2000
------------------------------------
Ernest Merlanti

 /s/ S. LYNN STOKES                         Director                                     March 21, 2000
------------------------------------
S. Lynn Stokes

 /s/ MICHAEL D. SURGEN                      Director                                     March 21, 2000
------------------------------------
Michael D. Surgen
