Form 10-Q
period 2000-03-31
PELICAN FINANCIAL INC
filed 2000-05-15
CIK 1037652

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

/X/ Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

                                       Or

/ / Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission file number 000-26601

                             Pelican Financial, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                           58-2298215
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                              Identification No.)


                           315 East Eisenhower Parkway
                            Ann Arbor, Michigan 48108
                    (Address of Principal Executive Offices)

                                  734-662-9733
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of April 30, 2000

Common stock, $0.01 Par value ................. 3,992,836 Shares

                                      Index


Part I.    Financial Information

  Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                      3

           Consolidated Statements of Income for the Three Months Ended
             March 31, 2000 and 1999                                                                   4

           Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and 1999                                                                   5

           Notes to Consolidated Financial Statements                                                 6-8


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      9-19


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                19-20


Part II.   Other Information

  Item 1.  Legal Proceedings                                                                          20

  Item 2.  Changes in Securities and Use of Proceeds                                                  20

  Item 3.  Defaults Upon Senior Securities                                                            20

  Item 4.  Submission of Matters to a Vote of Shareholders                                            20

  Item 5.  Other Information                                                                          21

  Item 6.  Exhibits and Reports on Form 8-K                                                           21


                             PELICAN FINANCIAL, INC.
                     Consolidated Balance Sheets (Unaudited)


                                                                                   March 31,              December 31,
                                                                                     2000                    1999
                                                                                     ----                    ----
ASSETS
     Cash and cash equivalents                                                    $  7,636,871          $  1,883,472
     Accounts receivable, net                                                        3,282,000             2,289,682
     Securities available for sale                                                   5,717,193             5,877,013
     Federal Reserve and Federal Home Loan Bank Stock                                  730,000               680,000
     Loans Held for Sale                                                            71,272,489            60,535,699
     Loans receivable, net                                                          66,961,625            68,582,378
     Mortgage servicing rights, net                                                 10,433,648            11,028,468
     Mortgage loans in foreclosure and other real estate                               161,178               539,869
     Premises and equipment, net                                                       915,864               863,815
     Federal income taxes receivable                                                   348,996               265,545
     Other assets                                                                    2,848,791             3,307,011
                                                                                  ------------          ------------
                                                                                  $170,308,655          $155,852,952
                                                                                  ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
     Noninterest-bearing                                                          $  4,379,574          $  3,911,558
     Interest-bearing                                                               57,582,596            58,398,604
                                                                                  ------------          ------------
            Total Deposits                                                          61,962,170            62,310,162
     Due to bank                                                                    16,774,991            12,095,538
     Notes payable                                                                  25,379,341            25,333,610
     Repurchase agreements                                                          28,387,832            21,844,801
     Federal Home Loan Bank borrowings                                              11,000,000             8,000,000
     Other Liabilities                                                               5,635,762             5,277,485
                                                                                  ------------          ------------
        Total liabilities                                                          149,140,096           134,861,596

Commitments and Contingencies

Shareholders' equity
     Preferred stock, 200,000 shares authorized; none outstanding Common stock,
     10,000,000 shares authorized; 3,992,836
         outstanding at March 31, 2000 and December 31, 1999.                           39,928                39,928
     Additional paid in capital                                                     13,631,156            13,631,156
     Retained earnings                                                               7,678,842             7,504,631
     Accumulated other comprehensive (loss), net of tax                               (181,367)             (184,359)
                                                                                  ------------          ------------
            Total shareholders' equity                                              21,168,559            20,991,356
                                                                                  ------------          ------------
                                                                                  $170,308,655          $155,852,952
                                                                                  ============          ============


                             PELICAN FINANCIAL, INC.
                  Consolidated Statements of Income (Unaudited)

                                                                           Three Months Ended March 31,
                                                                           2000                    1999

Interest Income
     Loans, including fees                                                $ 3,631,337         $ 3,510,053
     Investment securities, taxable                                           110,749             109,259
     Federal funds sold and overnight accounts                                 26,030              38,518
                                                                          -----------         -----------
                                                                            3,768,116           3,657,830

Interest Expense
     Deposits                                                                 747,188             314,812
     Short-term borrowings                                                  1,255,531           2,148,196
                                                                          -----------         -----------
        Total interest expense                                              2,002,719           2,463,008

Net interest income                                                         1,765,397           1,194,822

Provision for loan losses                                                      90,000               7,990
                                                                          -----------         -----------
Net interest income after provision for loan losses                         1,675,397           1,186,832

Noninterest income
     Service charges on deposit accounts                                       10,463               9,386
     Other income                                                             202,633             452,034
     Servicing income                                                         775,829             859,224
     Gain on sales of mortgage servicing rights and loans, net              1,725,627           5,487,493
                                                                          -----------         -----------
        Total noninterest income                                            2,714,552           6,808,137

Noninterest expense
     Compensation and employee benefits                                     2,250,826           3,721,077
     Occupancy and equipment                                                  377,636             393,922
     Telephone                                                                 95,361             110,841
     Postage                                                                   90,982             141,515
     Amortization of mortgage servicing rights                                548,439             659,328
     Mortgage servicing rights valuation adjustment                           (56,653)           (298,966)
     Other noninterest expense                                                814,529           1,028,493
                                                                          -----------         -----------
        Total noninterest expense                                           4,121,120           5,756,210

Income before income taxes and cumulative effect of
     change in accounting principle                                           268,829           2,238,759

Provision for income taxes                                                     94,618             745,203
                                                                          -----------         -----------

Income before cumulative effect of change in accounting principle             174,211           1,493,556

Cumulative effect of change in accounting principle                                 -             (97,119)
                                                                          -----------         -----------

Net income                                                                $   174,211         $ 1,396,437
                                                                          ===========         ===========
Comprehensive income                                                      $   177,203         $ 1,373,141
                                                                          ===========         ===========

Basic and diluted earnings per share before cumulative effect
     of change in accounting principle                                    $      0.04         $      0.49
Per share cumulative effect of change in accounting principle             $         -         $     (0.03)
                                                                          -----------         -----------
Basic and diluted earnings per share                                      $      0.04         $      0.46
                                                                          ===========         ===========


                             PELICAN FINANCIAL, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31,

                                                                        2000                 1999
                                                                        ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities               $(14,755,347)        $(11,346,671)
                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations, net                                              1,587,419           (9,560,240)
   Proceeds from sales of mortgage servicing rights                    4,669,819           14,839,920
   Change in loans in foreclosure and other real estate, net             378,691              150,608
   Property and equipment expenditures, net                             (153,129)            (245,630)
   Purchase of securities available for sale                                   -           (2,016,777)
   Proceeds from maturities and principal repayments
      of securities available for sale                                   155,723            1,158,978
   Purchase of Federal Reserve Stock                                     (50,000)             (72,300)
                                                                    ------------         ------------
     Net cash (used in)provided by investing activities                6,588,523            4,254,559

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in noninterest-bearing deposits                   468,016             (732,600)
   Increase (decrease) in interest-bearing deposits                     (816,008)           3,657,480
   Increase in due to bank                                             4,679,453            7,026,175
   Increase (decrease) in notes payable due on demand                     45,731           (2,679,651)
   Advances on Federal Home Loan Bank borrowings                       3,000,000                    -
   Increase (decrease) in repurchase agreements                        6,543,031           (7,392,610)
                                                                    ------------         ------------
Net cash provided by (used in) financing activities                   13,920,223             (121,206)
                                                                    ------------         ------------

Net change in cash and cash equivalents                                5,753,399           (7,213,318)

Cash and cash equivalents at beginning of period                       1,883,472           10,180,034
                                                                    ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  7,636,871         $  2,966,716
                                                                    ============         ============

Cash and equivalents is composed of:
Cash and demand deposits due from banks                             $  4,726,871         $  1,428,250
Interest-bearing deposits in banks                                        97,000              547,466
Federal funds sold                                                     2,813,000              991,000
                                                                    ------------         ------------

              Total cash and cash equivalents                       $  7,636,871         $  2,966,716
                                                                    ============         ============

Supplemental cash disclosures
Interest paid                                                       $  1,976,565         $  2,577,957
Income taxes paid                                                              -                    -


                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)
              Three Months Ended March 31, 2000 and March 31, 1999

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three months ended March 31, 2000 and 1999, include the accounts of Pelican Financial Inc. ("Pelican Financial") and it's wholly owned subsidiaries Pelican National Bank ("Pelican National") and Washtenaw Mortgage Company ("Washtenaw") for all periods. All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion or management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in Pelican Financial's Form 10-K.

NOTE 3 - NEW ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING PRINCIPLES

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

Cumulative Effect of Change in Accounting Principle:
In 1998, the Accounting Standards Executive Committee(AcSEC)of the American Institute of Certified Public Accountants promulgated Statement of Position
(SOP) 98-5. This SOP provides guidance on the financial reporting of start-up costs and organization cost. It requires cost of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP should be reported as a cumulative effect of a change in accounting principle. Pelican Financial adopted the provisions of SOP 98-5 on January 1, 1999. Included in the March 31, 1999 Consolidated Statement of Income is a charge to operations of $97,119 reported as a cumulative effect of change in accounting principle.

Reclassifications:
Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE 4 - EARNINGS PER SHARE

At March 31, 2000, Pelican Financial had 10,000,000 shares of $.01 par value common stock authorized with 3,992,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding. At March 31, 1999, Pelican Financial had 5,000,000 shares of $.01 par value common stock authorized with 3,032,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding.

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)
              Three Months Ended March 31, 2000 and March 31, 1999

NOTE 4 - EARNINGS PER SHARE (Continued)

The following summarizes the computation of basic and diluted earnings (loss) per share.

                                                             Three Months      Three Months
                                                                ended             ended
                                                               March 31,         March 31,
                                                                 2000              1999
                                                             ------------       -----------

Basic earnings per share
  Net income                                                  $  174,211        $1,396,437
  Weighted average shares outstanding                          3,992,836         3,032,836
                                                              ----------        ----------
  Basic earnings per share                                    $     0.04        $     0.46
                                                              ==========        ==========

Diluted earnings  per share
  Net income                                                  $  174,211        $1,396,437
  Weighted average shares outstanding                          3,992,836         3,032,836
  Dilutive effect of assumed exercise of stock options             1,062             6,775
                                                              ----------        ----------
  Diluted average shares outstanding                           3,993,898         3,039,611
    Diluted earnings (loss) per share                         $     0.04        $     0.46
                                                              ==========        ==========



NOTE 5 - SEGMENT INFORMATION

Pelican Financial's operations include two primary segments: mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors. The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples and Fort Myers, Florida.

Pelican Financial's reportable segments are its two subsidiaries. Washtenaw comprises the mortgage-banking segment, with gains on sales of mortgage servicing rights (MSR) and loans, as well as loan servicing income accounting for its primary revenues. Pelican National comprises the retail-banking segment, with net interest income from loans, investments and deposits accounting for its primary revenues.

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)
              Three Months Ended March 31, 2000 and March 31, 1999

NOTE 5 - SEGMENT INFORMATION (Continued)

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

                                                                   Dollars in thousands
                                             --------------------------------------------------------------
                                             Mortgage          Retail                          Consolidated
                                             Banking          Banking            Other             Totals
                                             --------         -------            -----         ------------
THREE MONTHS ENDED MARCH 31, 2000
   Net interest income                     $     510         $   1,298        $     (43)        $   1,765
Gain on sales of MSR and loans, net            1,722                 4                -             1,726
   Servicing income                              771                 5                -               776
   Noncash items:
     Provision for loan losses                     -                90                -                90
     MSR amortization and valuation              492                 -                -               492
   Provision for income taxes                    (53)              193              (45)               95
   Segment profit/loss                          (111)              371              (86)              174
   Segment assets                             87,648            82,491              170           170,309

THREE MONTHS ENDED MARCH 31, 1999
   Net interest income                     $     746         $     486        $     (38)        $   1,194
Gain on sales of MSR and loans, net            5,440                47                -             5,487
   Servicing income                              858                 1                -               859
   Noncash items:
     Provision for loan losses                     -                 8                -                 8
     MSR amortization and valuation              359                 1                -               360
   Provision for income taxes                    764                 4              (23)              745
   Segment profit/loss                         1,431                 7              (42)            1,396
   Segment assets                            206,558            43,365               (7)          249,916


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to the financial condition and results of operations of Pelican Financial, Inc. (Pelican Financial) for the three months ended March 31, 2000. Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of Pelican Financial at March 31, 2000 and the results of operations of Pelican Financial for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and the notes included in this Form 10-Q.

Forward Looking Statements

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy and about the Pelican Financial itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," and variations of such word and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("future factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, Pelican Financial undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

General

Pelican Financial serves as the holding company of Pelican National and Washtenaw. Pelican Financial's business involves two segments: mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states and the District of Columbia, the sale of these loans, usually on a pooled and securitized basis, in the secondary market and the servicing of mortgage loans for investors. The retail-banking segment involves attracting deposits from the general public and using these funds to originate and purchase consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans. Pelican Financial's profitability is primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets (including loans held for sale in Pelican Financial's mortgage banking operations as well as loans held for investment) and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and mortgage servicing rights. These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the difference between prevailing short-term and long-term interest rates, as well as changes in the volume of mortgage origination's and prepayments of outstanding mortgages.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The warehouse line of credit has a limit of $100 million, of which $15 million represents a sublimit for servicing under contract for sale, and $6 million represents a working capital sublimit. Borrowing pursuant to the warehouse line of credit totaled $23.4 million at March 31, 2000 and $23.3 million at December 31, 1999. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 7.81% at March 31, 2000 and 6.25% at December 31, 1999. Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase. These agreements typically have terms of less than 90 days and are treated as a source of financing. The effective interest rate on these agreements to repurchase was 7.21% at March 31, 2000 and 5.65% at December 31, 1999.

Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency("OCC"), such as federal funds sold and United States securities and securities guaranteed by the United States. At March 31, 2000, Pelican Financial had a liquidity ratio of 5.01%. Liquidity, as measured in the form of cash and cash equivalents totaled $7.6 million at March 31, 2000, an increase of 305.47% from December 31, 1999 to March 31, 2000. Cash flows from investing (primarily in mortgage servicing rights, loans and securities available for sale) and from financing (primarily through deposit generation and short and long term borrowings) are in excess of cash flows from operations. For the three months ended March 31, 2000, the cash flow used by operations totaled $14.8 million compared to the cash flow used of $11.4 million for the same period in 1999. Cash flows from investing activities reflect a decrease in loan origination's and sales of mortgage servicing rights. The cash flows from financing activities at March 31, 2000 reflect increased advances from the Federal Home Loan Bank, repurchase agreements, noninterest-bearing deposits and due to banks offset slightly by decreased interest bearing deposits.

Pelican Financial's ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and origination's. The value of and market for Pelican Financial's loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations. During the three months ended March 31, 2000 and the three months ended March 31, 1999, Pelican Financial used cash of $262.6 million and $762.4 million, respectively, for the purchase and origination of mortgage loans. During the same periods, Pelican Financial received cash proceeds from the sale of mortgage loans in the amount of $253.7 million and $761.7 million, respectively. Pelican Financial received cash proceeds from the sale of mortgage servicing rights of $4.7 million and $14.8 million for the periods ended March 31, 2000 and March 31, 1999 respectively. A significant amount of Pelican's loan production in any month is typically funded during the last several days of that month.

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At March 31, 2000, Washtenaw had outstanding rate-lock commitments to lend $65.0 million for mortgage loans. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of March 31, 2000, Washtenaw had outstanding commitments to sell $112.1 million of mortgage loans. These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at March 31, 2000 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the Federal Reserve Board and the Office of the Comptroller of the Currency setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at March 31, 2000 and December 31, 1999, respectively:

                                                                    Actual
                                                         -------------------------------
                                                         March 31,           December 31,
                                                           2000                 1999                       Required to be
                                                         ---------           ------------             --------------------------
                                                   Pelican    Pelican     Pelican    Pelican          Adequately     Well
                                                   National   Financial   National   Financial        Capitalized    Capitalized
                                                   --------   ---------   --------   ---------        -----------    -----------
  Total Tier 1 Capital to risk-weighted assets     14.35%     20.44%      17.77%     21.23%           8.00%          10.00%
  Total Equity Capital to risk-weighted assets     15.07%     20.85%      18.52%     21.63%           4.00%           6.00%
  Tier 1 Capital to adjusted total assets           9.87%     12.69%      11.32%     11.52%           4.00%           5.00%

FINANCIAL CONDITION

General
At March 31, 2000, total assets of Pelican Financial were $170.3 million as compared to $155.9 million at December 31, 1999, an increase of $14.4 million or 9.2%. This increase is primarily due to increases in the loans held for sale at March 31, 2000, which increased from $60.5 million at December 31, 1999 to $
71.3 million at March 31, 2000, an increase of $10.8 million or 17.9%.

Lending Activities
A significant source of income for Pelican Financial is the interest earned on loans and the gain on sales of mortgage servicing rights and loans. At March 31, 2000, Pelican Financial's net loans were $138.2 million or 81.2% of total assets. At December 31, 1999, Pelican Financial's net loans were $129.1 million or 82.8% of total assets.

Pelican Financial, through it's mortgage banking segment Washtenaw, originates or acquires loans primarily through the wholesale, correspondent, and retail loan production of its mortgage banking operations. To a lesser extent, Pelican Financial originates or acquires loans through its retail banking operations. Loans are either held for investment in Washtenaw's portfolio or held available for sale in the secondary market. Wholesale mortgage loan production involves the origination of loans by a nationwide network of independent mortgage brokers with funding provided directly by Washtenaw and the transfer of these loans to Washtenaw upon closing. Correspondent mortgage loan production occurs through the purchase of loans by Washtenaw from independent mortgage lenders, commercial banks, savings and loan associations and other financial intermediaries that originate loans in their own name using their own source of funds. Retail mortgage loan production for mortgage banking operations occurs through Washtenaw's retail loan origination office in Ann Arbor, MI. For the three months ended March 31, 1999, Washtenaw's combined wholesale and correspondent loan production totaled $764.5 million and its retail loan production totaled $8.9 million. For the three months ended March 31, 2000, Washtenaw's combined wholesale and correspondent loan production totaled $260.8 million and its retail loan production totaled $1.9 million. In addition to mortgage loan production, Washtenaw engages to a limited extent in the origination of commercial, commercial real estate, construction and consumer loans, primarily through its retail banking operation.

The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes mortgage loans available for sale and mortgage loans held for investment.

At March 31, 2000 and December 31, 1999, Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                              March 31, 2000              December 31, 1999
                                                                          -----------------------        -------------------
                                                                                            % of                      % of
                                                                          Amount            Total        Amount       Total
                                                                          ------            -----        ------       -----
                                                                                           (Dollars In thousands)

Real estate loans:
Residential, one to four units.........................                $ 117,357           83.89%        $111,646     84.49%
Residential, multifamily...............................                        -            0.00%               -      0.00%
Commercial and industrial real estate..................                   18,150           12.97%          16,987     12.86%
Construction...........................................                    2,478            1.77%           1,706      1.29%
                                                                       ---------          ------         --------    ------
Total real estate loans................................                  137,985           98.63%         130,339     98.64%

Other loans:

Business, commercial...................................                      726            0.52%             679      0.51%
Automobile.............................................                      121            0.09%             106      0.08%
Other consumer.........................................                    1,064            0.76%           1,015      0.77%
                                                                       ---------          ------         --------    ------
                                                                           1,911            1.37%           1,800      1.36%
                                                                       ---------          ------         --------    ------
                                                                         139,896          100.00%         132,139    100.00%
                                                                                          ======         ========    ======

Unearned fees, premiums and discounts, net.............                   (1,255)                          (2,647)
Allowance for loan losses..............................                     (407)                            (374)
                                                                       ---------                         --------

 Total Loans net (1)...................................                $ 138,234                         $129,118
                                                                       =========                         ========


(1)     Includes loans held for sale and loans receivable, net

Asset Quality
Pelican Financial is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. Pelican Financial's senior officers closely monitor the loan and real estate owned portfolios for potential problems on a continuing basis and report to the Board of Directors of Pelican Financial at regularly scheduled meetings. These officers regularly review the classification of loans and the allowance for losses. Pelican Financial also has a quality control department, the function of which is to provide the Board of Directors with an independent ongoing review and evaluation of the quality of the process by which lending assets are generated.

Pelican Financial seeks to maintain a high quality of assets through conservative underwriting and sound lending practices. As of March 31, 2000 and December 31, 1999 approximately 98% of the total loans held in its portfolio was collateralized by commercial and residential real estate mortgages. The level of delinquent loans and real estate owned also is relevant to the credit quality of a loan portfolio. As of March 31, 2000 total non-performing assets were $241,000 or 0.14% of total assets. As of December 31, 1999, total non-performing assets were $1.6 million or 1.04% of total assets. The decrease in total non-performing assets to total assets ratio was due primarily to the sale of $4.9 million of loans by Pelican National. Included in this loan sale were $1.0 million of nonperforming loans.

Commercial loans also entail risks because repayment is usually dependent upon the successful operation of the commercial enterprise. This type of loan is also subject to adverse conditions in the economy. Commercial loans are generally riskier than mortgage loans because they are typically underwritten on the basis of the ability to repay from cash flow of a business rather than the ability of the borrower or grantor to repay. Further, the collateral underlying a commercial loan may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Pelican National, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentration of loans in the following categories constituted the total loans receivable portfolio as of March 31, 2000:


          Commercial loans                            1.08%
          Real estate mortgage loans                 97.16%
          Installment and other loans                 1.76%



Washtenaw relies upon its underwriting department to ascertain compliance with individual investor standards prior to the sale of loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance. During the three months ended March 31, 2000, Washtenaw sold approximately $251.8 million in single-family mortgage loans into the secondary market, of which only 2 loans were repurchased during the three months ended March 31, 2000, representing 0.07% of the 2,745 loans originated during that same time period. The 2 loans repurchased during the three months ended March 31, 2000 were non-performing. Washtenaw considers loan repurchases an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing review by its quality control department. Losses arising from repurchases depend upon whether repurchased loans are or become non-performing and, if so, whether Washtenaw is able to recover all of the loan principal and interest otherwise due.

The following table sets forth certain information on nonperforming loans and other real estate owned, the ratio of such loans and other real estate owned to total loans and total assets as of the dates indicated.


                                                                                  At March 31,
                                                                          --------------------------        At December 31,
                                                                          2000                  1999              1999
                                                                          ----                  ----              ----
                                                                                    (Dollars in thousands)
Nonaccrual loans ..................................................     $        -            $       -        $       -
Loans past due 90 days or more but not on
     nonaccrual ...................................................             80                  106            1,084
Restructured loans ................................................              -                    -                -
                                                                        ----------            ---------        ---------
            Total nonperforming loans .............................             80                  106            1,084

Other real estate owned ...........................................            161                  431              538
                                                                        ----------            ---------        ---------
            Total nonperforming assets ............................     $      241            $     537        $   1,622
                                                                        ==========            =========        =========

Total nonperforming assets to total assets ........................          0.14%                 0.21%            1.04%
     Allowance for loan losses to
       nonperforming loans ........................................        508.75%               127.80%            0.24%
Nonperforming loans to total assets ...............................          0.05%                 0.04%            0.69%


Allowance for Loan Losses
Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors including the estimated market value of the underlying collateral, the growth and composition of the loan portfolio, current delinquency trends and prevailing and prospective economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers' ability to comply with repayment terms. If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected. As Pelican National's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents general, rather than specific reserves.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, the Comptroller of the Currency, as an integral part of their examination process, periodically reviews Pelican National's allowance for loan losses. These agencies may require Pelican National to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. Pelican National will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the allowance for loan losses is sufficient to cover losses inherent in it portfolio at this time, no assurances can be given that Pelican National's level of allowance for loan losses will be sufficient to cover loan losses incurred by Pelican National or that adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current amount of the allowance for loan losses.

The allowance for loan losses represented 0.29% of total loans outstanding as of March 31, 2000 compared with 0.29% of the total gross loans as of December 31, 1999. The amount of the provision for loan losses charged to expense in each of these periods represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current and future general economic conditions in Pelican National's market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National's past collection experience.

On a quarterly basis management performs a calculation of its required loan loss reserve using its historical loan loss rate and giving weight to risk related loans by loan pool groups. Pelican National analyzes the reserve requirements and based on this analysis, which again gives relative risk weight to loan pools, Pelican National has determined that its reserve balance was adequate at March 31, 2000.

Source of Funds
Washtenaw funds it mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase. Pelican National funds its retail banking activities with deposits, Federal Home Loan Bank borrowings, loan repayments and prepayments, and cash flows generated from operations. Deposits are attracted principally from Pelican National's primary market areas of Fort Myers and Naples, Florida. Pelican National's deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National's ability to attract and retain deposits.

Time deposits included individual retirement accounts (IRA) totaling $2.1 million and $2.5 million as of March 31, 2000 and December 31, 1999, respectively, all of which are in the form of certificates of deposit.

Pelican National's deposits decreased $348,000 or .56% to $62.0 million as of March 31, 2000, from $62.3 million as of December 31, 1999. This decrease was primarily attributable to the decrease in time deposits offset by an increase in savings deposits.

Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. Pelican National does not actively solicit certificate of deposit accounts in excess of $100,000 or use brokers to obtain deposits. At March 31, 2000, $26.0 million, or 61% of Pelican National's certificate of deposit accounts were to mature within one year. Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts. To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

Investment Securities
Since the start of Pelican Financial's retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have exceeded Pelican National's loan demand. In addition, Pelican National sells a substantial portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis. Pelican National currently invests excess liquidity in a variety of interest-earnings assets. The investment policy related to Pelican National, as approved by the Board of Directors of Pelican National, requires Pelican National's management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican National's lending activities. Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Generally, Pelican National's investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading. At March 31, 2000 and at December 31, 1999, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale.

At March 31, 2000, Pelican Financial had invested $1.4 million in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities, or 0.82% of total assets. In addition, $3.8 million or 2.23% of total assets were debt obligations issued by federal agencies which generally have stated maturities from one year to twenty five years. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities. There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer. In addition, the market value of these securities may be adversely affected by changes in interest rates.

The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated. At March 31, 2000, the market value of Pelican National's investment portfolio totaled $6.4 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders' equity.


                                                                    At           At
                                                                    March 31,    December 31,
                                                                    2000         1999
                                                                    ---------    ------------
                                                                    (Dollars in thousands)
U. S. Government agency (1) ...................................     $3,843        $3,820
Mortgage-backed securities ....................................      1,874         2,057
Federal Reserve Bank and Federal Home
   Loan Bank Stock ............................................        730           680
                                                                    ------        ------
              Total investment securities (2) .................     $6,447        $6,557
                                                                    ======        ======


(1) At March 31, 2000 and December 31, 1999, includes a $2.0 million investment in a Federal Home Loan Bank bond with a carrying value of $1.9 million.

(2) Excludes time deposits held in other financial institutions.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

General
Pelican Financial's net income for the three months ended March 31, 2000 was $174,000 or $0.04 per share, diluted, compared to $1.4 million or $0.46 per share, diluted, for the same period in 1999. The decrease of $1.2 million for the three months ended March 31, 2000 was primarily due to a decrease in gains on sales of loans and mortgage servicing rights at Washtenaw partially offset by the increase in net income of Pelican National. (See-Profitability of Mortgage Banking Activities).

Business Segment Information
Pelican Financial's operations include two business segments, Pelican National Bank and Washtenaw Mortgage Company. Each of these are a separate corporate entity and wholly owned subsidiary of the Company. The following are the results of operations for these two segments for the three months ended March 31, 2000 and 1999:


                                                                 Three Months Ended March 31,
                                      ---------------------------------------------------------------------------
                                                      2000                                  1999
                                      ----------------------------------    -------------------------------------
                                                                    (dollars in thousands)
                                      Retail     Mortgage   Consolidated    Retail        Mortgage   Consolidated
                                      Banking    Banking      Totals        Banking       Banking       Totals
                                      -------    -------      ------        -------       -------       ------
Interest income                      $ 2,184     $ 1,627      $ 3,768       $   801        $ 2,913     $ 3,658
Interest expense                         886       1,117        2,003           315          2,167       2,463
                                     -------     -------      -------       -------        -------     -------

Net interest income                    1,298         510        1,765           486            746       1,195
Loan loss provision                       90           -           90             8              -           8
                                     -------     -------      -------       -------        -------     -------

Net interest income after loan
        loss provision                 1,208         510        1,675           478            746       1,187
Noninterest income                        22       2,698        2,715            60          6,756       6,808
Noninterest expense                      666       3,372        4,121           450          5,307       5,756
                                     -------     -------      -------       -------        -------     -------
Income before income taxes and
   cumulative effect of change in
   accounting principle                  564        (164)         269            88          2,195       2,239
Provision for income taxes               193         (53)          95             4            764         746
Income before cumulative effect of
    change in accounting principle       371        (111)         174            84          1,431       1,493
Cumulative effect of change in
    accounting principle                   -           -            -           (77)             -         (97)
                                     -------     -------      -------       -------        -------     -------
Net Income                           $   371     $  (111)     $   174       $     7        $ 1,431     $ 1,396
                                     =======     =======      =======       =======        =======     =======


Loan Production
The volume of loans produced for the three months ended March 31, 2000 totaled $269.0 million as compared to $768.6 million for the three months ended March 31, 1999, a decrease of approximately $499.6 million or approximately 65.0%. The decrease in loan production was primarily due to an increase in mortgage interest rates.

Provision for Loan
Losses The provision for loan losses for the three months ended March 31, 2000 was $90,000. The provision for loan losses for the three months ended March 31, 1999 was $7,990. See Business- Asset Quality for a discussion of management's procedures in monitoring the adequacy of the allowance for loan losses.

Results of Operations Related to Mortgage Banking Activities

The following discussion provides information that relates specifically to the Pelican Financial's mortgage banking line of business which is conducted primarily through Washtenaw.

For the three months ended March 31, 2000, Pelican Financial's pre-tax loss from the mortgage banking activities of Washtenaw was $172,518. For the three months ended March 31, 1999, Pelican Financial's comparable pre-tax earnings from the mortgage banking activities were $2.3 million. The decrease of $2.5 million is primarily attributable to decreased loan production in the three months ended March 31, 2000. Due to a rising interest rate environment revenues from loan originations of the mortgage banking activities, including Washtenaw, have decreased significantly in the first quarter of 2000.

Noninterest Income

Total noninterest income for the three months ended March 31, 2000 was $2.7 million, compared to $6.8 million for the three months ended March 31, 1999, a decrease of $4.1 million or 60%. This decrease was primarily due to a 69% decrease in the gain on sales of mortgage servicing rights and loans of $3.7 million and a 55% decrease in other income of $253,000. The decrease in gain on sale of mortgage servicing rights and loans was primarily due to a decrease in the overall new loan origination volume in the first quarter of 2000. In addition, the gains on sale of mortgage loans was effected by a reduction of the profit margins on each new loan origination as a result of the increased competition for the existing loan origination volume. The decrease in new loan origination's and the reduced profit margins are the result of the increase mortgage interest rates.

Gains on sales of loans and mortgage servicing rights for the three months ended March 31, 2000 totaled $1.7 million. For the three months ended March 31, 1999, gain on sale of loans and mortgage servicing rights was $5.4 million. The $3.7 million decrease represents a 68.5% decrease between periods. The overall cost of purchasing servicing rights has decreased in the three months ended March 31, 2000 over the three months ended March 31, 1999 as the industry volume of new loan origination's decrease. The variability of interest rates in the three months ended March 31, 2000, contributed to higher fallout rates of the mortgage pipeline. 25.5% of the loans given rate locks and hedged by Washtenaw in the three months ended March 31, 2000 were not ultimately funded, compared to 22.3% for the same period of 1999, an increase of 3.2%. Additionally, Washtenaw made concessions on pricing to the new California branch in order to attract new accounts that were previously unfamiliar with Washtenaw.

The loss on sale of mortgage loan servicing sold totaled $50,000 for the three months ended March 31, 2000, compared to a gain of $516,000 for the three months ended March 31, 1999. This is due to the decrease in the sales price being received for the mortgage servicing rights sold and the higher price being paid to acquire the servicing initially. The mortgage servicing rights sold related to servicing of loans with an aggregate principal balance of approximately $218.5 million for the three months ended March 31, 2000 and $659.8 million for the three months ended March 31, 1999. In the three months ended March 31, 2000, Washtenaw sold servicing rights on current production with the loans in a concurrent transfer. In the three months ended march 31, 1999, Washtenaw sold the mortgage servicing rights in one bulk sale.

Loan Servicing
At March 31, 2000, Washtenaw serviced $1.1 billion of loans compared to $1.2 billion at March 31, 1999, a 9.1% decrease. The decrease in the servicing portfolio reflects the normal portfolio runoff and management's decision to sell the majority of new production in monthly concurrent transfers. At March 31, 2000 and 1999, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others. During a period of rising interest rates, the prepayment rate of the mortgage servicing portfolio has slowed, the portfolio is retaining servicing, even as quarterly loan production volumes decrease. Generally, the level of refinance and payoff activity, which is driven by mortgage interest rates, affects the mortgage servicing portfolio prepayment rates. For the three months ended March 31, 2000, the prepayment rate of Washtenaw's mortgage servicing portfolio was 8.97% per annum, compared to 9.99% for the three months ended March 31, 1999.

Washtenaw recorded amortization and net impairment of its mortgage servicing rights for the three months ended March 31, 2000 of $492,000 (consisting of amortization amounting to $548,000 and a reduction of impairment of $56,000), compared to $359,000 for the three months ended March 31, 1999, (consisting of amortization of $359,000 and impairment of $0). In an increasing mortgage interest rate environment, the valuation of the mortgage servicing rights will increase as the expected mortgage servicing portfolio prepayment rate decreases.

Noninterest Expense
Total noninterest expense for the three months ended March 31, 2000 was $3.4 million, compared to $5.3 million for the same period in 1999, a decrease of $1.9 million or 35.8%. This decrease was primarily due to the decrease in employee compensation and benefits expenses of approximately $1.5 million. This decrease was the result of a reduction in personnel and smaller commissions paid to the existing sales force as a result of the decrease in new loan origination's.

Results of Operations Related to Retail Banking Activities
The remaining disclosures and analysis within Management's Discussion and Analysis regarding Pelican Financial's results of operations and financial condition relate principally to the retail banking line of business.

For the three months ended March 31, 2000, Pelican Financial's pre-tax earnings from retail banking activities primarily conducted by Pelican National totaled $564,000. For the three months ended March 31, 1999 Pelican National's comparable pre-tax earnings were $11,000. The increase in the pre-tax income of $553,000 was primarily attributable to an increase in net interest income to $1.3 million for the three months ended March 31, 2000 compared to $478,000 for the three months ended March 31, 1999. This increase was due primarily to rates on earning assets increasing at a greater rate than those on liabilities, a larger deployment of assets in higher yielding loans and an increase in the overall balance of loans outstanding.

Net Interest Income
Net Interest Income was $1.3 million and $478,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in net interest income was due to the increased rate environment in the first quarter of the year 2000. The increase is also attributable to the increase in the balance of the average earning assets by $40.7 million offset by an increase in the balance of the average interest bearing liabilities of $36.7 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Average Balance Sheet
The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended March 31, 2000 and 1999 (dollars in thousands):


                                                                        Three Months Ended March 31,
                                                  ----------------------------------------------------------------------
                                                              2000                                 1999
                                                  --------------------------------    ----------------------------------
                                                  Average                              Average
                                                  Volume     Interest   Yield/Cost     Volume    Interest     Yield/Cost
                                                  --------------------------------    ----------------------------------
Summary of average rates/interest
  earning assets:
Interest-earning assets:
Federal funds sold ............................   $  1,832    $     26        5.68%   $  3,283    $     39      4.75%
  Investment securities .......................      6,972         111        6.37%      7,368         109      5.92%
  Loans receivable, net(1)  ...................    133,884       3,631       10.85%    211,045       3,510      6.65%
                                                  --------    --------                --------    --------
  Total interest-earning assets ...............    142,688       3,768       10.56%    221,696       3,658      6.60%
                                                              --------    --------                          --------
  Non-earning assets ..........................     18,336                              25,768           -
                                                  --------                            --------
  Total average assets ........................   $161,024                            $247,464
                                                  ========                            ========

Interest bearing liabilities:

  NOW accounts ................................   $    876           5        2.28%   $    875           5      2.29%
  Money market accounts .......................      2,689          26        3.87%      3,941          38      3.86%
  Savings deposits ............................     10,719          86        3.21%      9,748          60      2.46%
  Time deposits ...............................     43,296         630        5.82%     15,779         212      5.37%
  Short-term borrowings .......................      9,022         139        6.16%    147,974       2,148      5.81%
  Long-term borrowings ........................     63,494       1,117        7.04%          -           -         -
                                                  --------    --------                --------    --------
  Total interest bearing liabilities ..........    130,096       2,003        6.16%    178,317       2,463      5.52%
                                                              --------    --------                --------  --------
  Non-interest bearing liabilities ............     18,613                              56,139
  Stockholders' equity ........................     21,337                              13,008
                                                  --------                            --------
Total liabilities and stockholders'
  equity ......................................   $170,046                            $247,464
                                                  ========                            ========

Net interest income & net interest
  spread ......................................               $  1,765        4.40%               $  1,195      1.08%
                                                              ========    ========                ========  ========
Net interest margin ...........................                               4.95%                             2.16%
                                                                          ========                          ========


(1) The balance includes the total from Washtenaw as well.

Net interest income represents the excess of income on interest-earning assets over interest expense on interest bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of notes payable, repurchase agreements, time deposits, interest-bearing checking accounts (NOW accounts), savings, deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest bearing liabilities and the interest rates earned or paid on them.

Noninterest Income
Noninterest income for the three months ended March 31, 2000 was $98,000, compared to $149,000 for the same period in 1999, a decrease of $51,000 or 34.2%. This decrease was primarily due to the decrease in net gains on sales of mortgage servicing loans, which decreased from $34,000 for the three months ended March 31, 1999, to $3,000 for the same period of 2000, a decrease of $31,000, or 91.2% and decreased other loan fees, which decreased from $102,000 for the three months ended March 31, 1999, to $76,000 for the same period of 2000, a decrease of $26,000 or 25.5%.

Noninterest Expense
Total noninterest expense for the three months ended March 31, 2000 was $667,000, compared to $527,000 for the same period in 1999, an increase of $140,000 or 26.57%. This increase was primarily due to the following, increases in compensation and employee benefits of $62,000 or 24.1%, occupancy and equipment expense of $56,000 or 84.8%, operating expenses of $20,000 or 44.4%, marketing and advertising of $29,000 or 161.1% and loan and OREO expense of $20,000 or 50%. These increases were offset by decreased other miscellaneous expenses of $48,000 or 39.7%.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

A principal objective of Pelican Financial's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is monitored by an Asset and Liability Committee (the ALCO Committee) at Pelican National which establishes policies and monitors results to control interest rate sensitivity.

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

As a part of Pelican National's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are interest rate sensitive and monitors Pelican National's interest rate sensitivity gap. An asset or liability is considered to be interest rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such a time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates a negative gap could tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the repricing of Pelican National's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

The principal objective of Pelican National's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given Pelican National's business strategy, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Pelican National's Interest Rate Risk Management Policy. Through this management, Pelican National seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of Pelican National is responsible for reviewing asset/liability policies and interest rate position. The Board of Directors reviews the interest rate position on a quarterly basis. In connection with this review, the Board of Directors evaluates Pelican National's business activities and strategies, the effect of those strategies on Pelican National's net interest margin, the market value of the loan servicing, and securities portfolios and exposure limits.

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

Part II.  Other Information

Item 1.   Legal Proceedings

There has been no material changes to the pending legal proceedings to which Pelican Financial is a party since the filing of the registrants Form 10-K.

Item 2.  Changes in Securities and Use of Proceeds
    (a)  Not Applicable
    (b)  Not Applicable
    (c)  Not Applicable
    (d)  Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

         None

Item 5.   Other Information

The Registrant named Charles C. Huffman President of Washtenaw effective May 8, 2000. Mr. Huffman replaces Koula M. Kovach who resigned effective May 5, 2000. Ms. Kovach will continue to be a director of the Registrant.

The Registrant named Howard M. Nathan, CPA, 31, Vice President and Chief Financial Officer on April 4, 2000. Mr. Nathan replaced Michael L. Hogan, as Chief Financial Officer, effective April 25, 2000. Mr. Hogan will continue to be a director of the Registrant.

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibits
         (27) Financial Data Schedule
    (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period ending March 31, 2000.




                    Pelican Financial, Inc. and Subsidiaries


                                   Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2000                  ____________________________________________
                                    Charles C. Huffman
                                    President and Chief Executive Officer



Date: May 15, 2000                  ____________________________________________
                                    Howard M. Nathan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


Exhibit Number                              Exhibit
--------------                              -------

27                                          Financial Data Schedule