Form 10-Q
period 2000-06-30
PELICAN FINANCIAL INC
filed 2000-08-14
CIK 1037652

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X]    Quarterly Report Pursuant To Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

                                       Or

[ ]    Transition Report Pursuant To Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

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

Common Stock Outstanding as of July 31, 2000

Common stock, $0.01 Par value ................................. 3,992,836 Shares

                                      Index

Part I. Financial Information

     Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                            3

         Consolidated Statements of Income for the Three and Six Months Ended
         June 30, 2000 and 1999                                                                           4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999            5

         Notes to Consolidated Financial Statements                                                       6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9-17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  17

Part II. Other Information

     Item 1.  Legal Proceedings                                                                           17

     Item 2.  Changes in Securities and Use of Proceeds                                                   17

     Item 3.  Defaults Upon Senior Securities                                                             17

     Item 4.  Submission of Matters to a Vote of Shareholders                                             17-18

     Item 5.  Other Information                                                                           18

     Item 6.  Exhibits and Reports on Form 8-K                                                            18

                             PELICAN FINANCIAL, INC.
                           Consolidated Balance Sheets

                                                                    June 30,             December 31,
                                                                      2000                   1999
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents                                    $ 12,271,360           $  1,883,472
     Accounts receivable, net                                        3,875,694              2,289,682
     Securities available for sale                                   5,706,041              5,877,013
     Federal Reserve and Federal Home Loan Bank Stock                  730,000                680,000
     Loans Held for Sale                                            87,254,032             60,535,699
     Loans receivable, net                                          78,539,825             68,582,378
     Mortgage servicing rights, net                                 10,367,775             11,028,468
     Mortgage loans in foreclosure and other real estate                72,524                539,869
     Premises and equipment, net                                       893,481                863,815
     Federal income taxes receivable                                   432,004                265,545
     Other assets                                                    1,900,384              3,307,011
                                                                  ------------           ------------
                                                                  $202,043,120           $155,852,952
                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
     Noninterest-bearing                                          $  8,293,192           $  3,911,558
     Interest-bearing                                               68,192,695             58,398,604
                                                                  ------------           ------------
            Total deposits                                          76,485,887             62,310,162
     Due to bank                                                    14,677,871             12,095,538
     Notes payable                                                  41,995,879             25,333,610
     Repurchase agreements                                          30,781,880             21,844,801
     Federal Home Loan Bank borrowings                              11,000,000              8,000,000
     Other liabilities                                               5,982,941              5,277,485
                                                                  ------------           ------------
        Total liabilities                                          180,924,458            134,861,596

Commitments and contingencies

Shareholders' equity
     Preferred stock, 200,000 shares authorized; none outstanding
     Common stock, 10,000,000 shares authorized; 3,992,836
         outstanding at June 30, 2000 and December 31, 1999.            39,928                 39,928
     Additional paid in capital                                     13,631,156             13,631,156
     Retained earnings                                               7,628,967              7,504,631
     Accumulated other comprehensive loss, net of tax                 (181,389)              (184,359)
                                                                  ------------           ------------
            Total shareholders' equity                              21,118,662             20,991,356
                                                                  ------------           ------------

                                                                  $202,043,120           $155,852,952
                                                                  ============           ============

                             PELICAN FINANCIAL, INC.
                  Consolidated Statements of Income (Unaudited)

                                                                        Three Months Ended             Six Months Ended
                                                                              June 30,                      June 30,
                                                                        2000           1999           2000           1999
Interest income
     Loans, including fees                                           $3,857,254     $3,527,676     $7,488,591     $ 7,050,201
     Investment securities, taxable                                     107,574        118,043        218,323         227,302
     Federal funds sold and overnight accounts                          173,388         34,319        199,418          72,837
                                                                     ----------     ----------     ----------     -----------
         Total interest income                                        4,138,216      3,680,038      7,906,332       7,350,340
Interest expense
     Deposits                                                           856,258        421,624      1,603,446         736,436
     Short-term borrowings                                            1,726,059      2,078,567      2,981,590       4,226,763
                                                                     ----------     ----------     ----------     -----------
        Total interest expense                                        2,582,317      2,500,191      4,585,036       4,963,199

Net interest income                                                   1,555,899      1,179,847      3,321,296       2,387,141

Provision for loan losses                                                37,000          5,155        127,000          13,145
                                                                     ----------     ----------     ----------     -----------

Net interest income after provision for loan losses                   1,518,899      1,174,692      3,194,296       2,373,996

Noninterest income
     Service charges on deposit accounts                                 15,585         12,976         26,048          22,362
     Servicing income                                                   719,941      1,169,426      1,495,770       2,028,650
     Gain on sales of mortgage servicing rights and loans, net        1,703,415      6,458,942      3,429,042      11,933,963
     Other income                                                       215,947        398,604        418,580         850,638
                                                                     ----------     ----------     ----------     -----------
  Total noninterest income                                            2,654,888      8,039,948      5,369,440      14,835,613

Noninterest expense
     Compensation and employee benefits                               2,106,516      4,243,659      4,357,342       7,964,736
     Occupancy and equipment                                            375,523        355,084        753,159         749,006
     Telephone                                                          113,050        140,270        208,411         251,111
     Postage                                                             92,761        141,716        183,743         283,231
     Amortization of mortgage servicing rights                          557,285        823,674      1,105,724       1,483,002
     Mortgage servicing rights valuation adjustment                     (28,255)      (233,862)       (84,908)       (532,828)
     Other noninterest expense                                        1,017,514        964,055      1,832,043       1,992,548
                                                                     ----------     ----------     ----------     -----------
        Total noninterest expense                                     4,234,394      6,434,596      8,355,514      12,190,806

Income (loss) before income taxes and cumulative effect
     of change in accounting principle                                  (60,607)     2,780,044        208,222       5,018,803

Provision for income taxes                                              (10,733)       964,713         83,886       1,709,916
                                                                     ----------     ----------     ----------     -----------

Income(loss) before cumulative effect of change in
accounting principle                                                    (49,874)     1,815,331        124,336       3,308,887

Cumulative effect of change in accounting principle                        -             -              -             (97,119)
                                                                     ----------     ----------     ----------     -----------

Net income(loss)                                                     $  (49,874)    $1,815,331     $  124,336     $ 3,211,768
                                                                     ==========     ==========     ==========     ===========

Comprehensive income(loss)                                           $  (49,897)    $1,717,807     $  127,305     $ 3,090,948
                                                                     ==========     ==========     ==========     ===========

Basic and diluted earnings per share before cumulative effect
     of change in accounting principle                               $    (0.01)    $     0.60     $     0.03     $      1.06
Per share cumulative effect of change in accounting principle        $     -        $    -         $    -         $     (0.03)
                                                                     ----------     ----------     ----------     -----------
Basic and diluted earnings per share                                 $    (0.01)    $     0.60     $     0.03     $      1.03
                                                                     ==========     ==========     ==========     ===========

                             PELICAN FINANCIAL, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                            Six Months Ended June 30,

                                                                          2000                  1999
                                                                          ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities                 $(34,806,495)         $ 18,130,929

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations, net                                               (9,996,152)          (18,571,585)
   Proceeds from sales of mortgage servicing rights                      9,458,960            32,051,170
   Change in loans in foreclosure and other real estate, net               467,345               264,871
   Property and equipment expenditures, net                               (235,164)             (396,426)
   Purchase of securities available for sale                                -                 (2,016,777)
   Proceeds from maturities and principal repayments
      of securities available for sale                                     191,988             1,311,853
   Purchase of Federal Reserve Stock                                       (50,000)              (72,300)
                                                                      ------------          ------------
     Net cash (used in)provided by investing activities                   (163,023)           12,570,806

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in noninterest-bearing deposits                              4,381,634             1,981,900
   Increase (decrease) in interest-bearing deposits                      9,794,091            11,353,580
   Increase in due to bank                                               2,582,333            (7,023,100)
   Increase (decrease) in notes payable due on demand                   16,662,269            (1,226,927)
   Advances on Federal Home Loan Bank borrowings                         3,000,000                 -
   Increase (decrease) in repurchase agreements                          8,937,079           (41,536,644)
                                                                      ------------          ------------
Net cash provided by (used in) financing activities                     45,357,406           (36,451,191)
                                                                      ------------          ------------

Net change in cash and cash equivalents                                 10,387,888            (5,749,456)

Cash and cash equivalents at beginning of period                         1,883,472            10,180,034
                                                                      ------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 12,271,360          $  4,430,578
                                                                      ============          ============

Cash and equivalents is composed of:
Cash and demand deposits due from banks                               $  2,467,360          $  1,133,578
Interest-bearing deposits in banks                                          97,000                99,000
Federal funds sold                                                       9,707,000             3,198,000
                                                                      ------------          ------------

              Total cash and cash equivalents                         $ 12,271,360          $  4,430,578
                                                                      ============          ============

Supplemental cash disclosures
Interest paid                                                         $  4,444,548          $  5,153,015
Income taxes paid                                                           72,000                 -

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and six months periods ended June 30, 2000 and 1999, include the accounts of Pelican Financial Inc. ("Pelican Financial") and it's wholly owned subsidiaries Pelican National Bank ("Pelican National") and Washtenaw Mortgage Company ("Washtenaw") for all periods. All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion or management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in Pelican Financial's Form 10-K.

Reclassifications:
Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE 3 - EARNINGS PER SHARE

At June 30, 2000, Pelican Financial had 10,000,000 shares of $.01 par value common stock authorized with 3,992,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding. At June 30, 1999, Pelican Financial had 5,000,000 shares of $.01 par value common stock authorized with 3,032,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding.

The following summarizes the computation of basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle.

                                                            Three Months         Three Months
                                                               ended                ended
                                                              June 30,             June 30,
                                                               2000                 1999
                                                            ------------         ------------
Basic earnings per share
  Net income (loss)                                          $  (49,874)          $1,815,331
                                                             ----------           ----------
  Weighted average shares outstanding                         3,992,836            3,032,836
                                                             ----------           ----------
  Basic earnings (loss) per share                            $    (0.01)          $     0.60
                                                             ==========           ==========
Diluted earnings  per share
  Net income (loss)                                          $  (49,874)          $1,815,331
                                                             ----------           ----------
  Weighted average shares outstanding                         3,992,836            3,032,836
                                                             ----------           ----------
  Dilutive effect of assumed exercise of stock options              196                6,775
                                                             ----------           ----------
  Diluted average shares outstanding                          3,993,032            3,039,611
                                                             ----------           ----------
    Diluted earnings (loss) per share                        $    (0.01)          $     0.60
                                                             ==========           ==========

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 3 - EARNINGS PER SHARE (CONTINUED)

                                                             Six Months           Six Months
                                                               ended                ended
                                                              June 30,             June 30,
                                                                2000                 1999
                                                             ----------           ----------
Basic earnings per share
  Net income                                                 $  124,336           $3,211,768
                                                             ----------           ----------
  Weighted average shares outstanding                         3,992,836            3,032,836
                                                             ----------           ----------
  Basic earnings per share                                   $     0.03           $     1.06
                                                             ==========           ==========

Diluted earnings  per share
  Net income                                                 $  124,336           $3,211,768
                                                             ----------           ----------
  Weighted average shares outstanding                         3,992,836            3,032,836
                                                             ----------           ----------
  Dilutive effect of assumed exercise of stock options              390                6,775
                                                             ----------           ----------
  Diluted average shares outstanding                          3,993,226            3,039,611
                                                             ----------           ----------
    Diluted earnings per share                               $     0.03           $     1.06
                                                             ==========           ==========


NOTE 4 - SEGMENT INFORMATION

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

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 - SEGMENT INFORMATION (CONTINUED)

                                                                                   Dollars in thousands
                                                             Mortgage          Retail                        Consolidated
                                                             Banking           Banking          Other        Totals
THREE MONTHS ENDED JUNE 30, 2000
   Net interest income                                       $    552          $ 1,050          $ (46)         $  1,556
   Gain on sales of MSR and loans, net                          1,690               15            -               1,705
   Servicing income                                               720             -               -                 720
   Noncash items:
     Provision for loan losses                                   -                  37            -                  37
     MSR amortization and valuation                               529             -               -                 529
   Provision for income taxes                                     (74)             130            (67)              (11)
   Segment profit /(loss )                                       (172)             251           (129)              (50)
   Segment assets                                             104,440           97,466            137           202,043

THREE MONTHS ENDED JUNE 30, 1999
   Net interest income                                       $    575          $   642          $ (37)         $  1,180
   Gain on sales of MSR and loans, net                          6,434               25            -               6,459
   Servicing income                                             1,168                1            -               1,169
   Noncash items:
     Provision for loan losses                                   -                   5            -                   5
     MSR amortization and valuation                               589                1            -                 590
   Provision for income taxes                                     920               63            (18)              965
   Segment profit/loss                                          1,728              123            (36)            1,815
   Segment assets                                             162,301           54,279            (98)          216,482


                                                                                   Dollars in thousands
                                                             Mortgage          Retail                        Consolidated
                                                             Banking           Banking          Other        Totals
SIX MONTHS ENDED JUNE 30, 2000
   Net interest income                                       $  1,061          $ 2,348          $ (88)         $  3,321
   Gain on sales of MSR and loans, net                          3,412               17            -               3,429
   Servicing income                                             1,491                5            -               1,496
   Noncash items:
     Provision for loan losses                                   -                 127            -                 127
     MSR amortization and valuation                             1,021             -               -               1,021
   Provision for income taxes                                    (128)             323           (111)               84
   Segment profit/loss                                           (283)             622           (215)              124
   Segment assets                                             104,440           97,466            137           202,043

SIX MONTHS ENDED JUNE 30, 1999
   Net interest income                                       $  1,321          $ 1,141          $ (75)         $  2,387
   Gain on sales of MSR and loans, net                         11,875               59            -              11,934
   Servicing income                                             2,026                3            -               2,029
   Noncash items:
     Provision for loan losses                                   -                  13            -                  13
     MSR amortization and valuation                               948                2            -                 950
   Provision for income taxes                                   1,683               67            (40)            1,710
   Segment profit/loss                                          3,160              130            (78)            3,212
   Segment assets                                             162,301           54,279            (98)          216,482

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain information in this Form 10-Q may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Pelican Financial's investments and operations.

EARNINGS PERFORMANCE

Pelican Financial reported a net loss of $49,874 for the quarter ended June 30, 2000, a decrease of $1.9 million when compared to net income for the same period in 1999. Earning per share, basic and diluted, were a loss of $ 0.01 per share compared to income of $0.60 per share for the for the three months ended June 30, 2000 and 1999 respectively.

For the six months ended June 30, 2000 Pelican Financial reported net income of $124,336 compared to $3.2 million for the same period in 1999. Earnings per share, basic and diluted, were $ 0.03 per share compared to $1.06 for the six months ended June 30, 2000 and 1999 respectively.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

RETAIL BANKING
The following discussion provides information that relates specifically to Pelican Financial's retail banking line of business.

For the three months ended June 30, 2000, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $251,000. For the three months ended June 30, 1999 Pelican National's comparable net income was $123,000. For the six months ended June 30, 2000, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $622,000. For the six months ended June 30, 1999 Pelican National's comparable net income was $130,000.

The increase in net income for both the three months and six months periods was primarily attributable to an increase in net interest income which was partially offset by an increase in total noninterest expense.

Net Interest Income
Net Interest Income was $1.0 million and $642,000 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999 net interest income was $2.3 million and $1.1 million respectively. The increase in net interest income was due primarily to rates on earning assets increasing at a greater rate than those on liabilities, a larger deployment of assets in higher yielding loans and an increase in the overall balance of loans outstanding. The increase in the yield of the average earning assets was 2.51% offset by an increase in the cost of the average interest bearing liabilities of .86% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. For the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, the increase in the yield of average earning assets was 2.88% which was offset by a an increase of the average interest bearing liabilities of .46%.

Average Balance Sheet
The following tables summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities:

                                                                         Three Months Ended June 30,
                                                                            dollars in thousands
                                                             2000                                          1999
                                                ----------------------------------            ----------------------------------
Summary of average rates/interest               Average                                       Average
earning assets:                                 Volume     Interest     Yield/Cost            Volume     Interest     Yield/Cost
                                                -------    --------     ----------            -------    --------     ----------
Interest-earning assets:
 Federal funds sold .........................  $ 12,319     $  173        5.62%               $  2,911    $   34         4.67%
  Investment securities .....................     6,255        107        6.84%                  7,681       118         6.15%
  Loans receivable, net(1) ..................   156,034      3,858        9.89%                201,215     3,540         7.04%
                                               --------     ------                            --------    ------
  Total interest-earning assets .............   174,608      4,138        9.48%                211,807     3,692         6.97%
                                                            ------       -----                            ------        -----
  Non-earning assets ........................    20,651                                         30,692       -
                                               --------                                       --------
  Total average assets ......................  $195,259                                       $242,499
                                               ========                                       ========
Interest bearing liabilities:

  NOW accounts ..............................  $  1,017          6        2.36%               $    823         4         1.94%
  Money market accounts .....................     2,576         26        4.04%                  3,591        35         3.90%
  Savings deposits ..........................    15,958        187        4.69%                 12,362        76         2.46%
  Time deposits .............................    42,549        637        5.99%                 23,122       306         5.29%
  Short-term borrowings .....................    11,000        170        6.18%                   -                        -
  Long-term borrowings.......................    82,355      1,556        7.56%                133,171     2,079         6.24%
                                               --------     ------                            --------    ------
Total interest bearing liabilities ..........   155,455      2,582        6.64%                173,069     2,500         5.78%
                                                            ------       -----                            ------        -----
  Non-interest bearing liabilities ..........    18,737                                         54,838
  Stockholders' equity ......................    21,067                                         14,592
                                               --------                                       --------
Total liabilities and stockholders'
 equity .....................................  $195,259                                       $242,499

Net interest income & net interest
 spread .....................................  $  1,556                  2.84%                $  1,192                   1.19%
                                               ========                 =====                 ========                  =====
Net interest margin .........................                            3.56%                                           2.25%
                                                                        =====                                           =====

(1) The balance includes the total from Washtenaw. The average balance related to Washtenaw loans totaled $85.1million and $164.9 for the periods ended June 30, 2000 and 1999 respectively.

                                                                           Six Months Ended June 30,
                                                                             dollars in thousands
                                                             2000                                          1999
                                                ----------------------------------            ----------------------------------
Summary of average rates/interest               Average                                       Average
earning assets:                                 Volume     Interest     Yield/Cost            Volume     Interest     Yield/Cost
                                                -------    --------     ----------            -------    --------     ----------
Interest-earning assets:
 Federal funds sold .........................  $  7,075     $  199       5.63%                $  3,097    $   73         4.71%
  Investment securities .....................     6,592        218       6.61%                   6,074       227         7.47%
  Loans receivable, net(1) ..................   145,473      7,489      10.30%                 199,118     7,050         7.08%
                                               --------     ------                            --------    ------
  Total interest-earning assets .............   159,140      7,906       9.94%                 208,289     7,350         7.06%
                                                            ------      -----                             ------        -----
  Non-earning assets ........................    19,026                                         29,314       -
                                               --------                                       --------
  Total average assets ......................  $178,166                                       $237,603
                                               ========                                       ========
Interest bearing liabilities:

  NOW accounts ..............................  $    946         11       2.33%                $    849         9         2.12%
  Money market accounts .....................     2,632         52       3.95%                   3,765        73         3.88%
  Savings deposits ..........................    13,338        273       4.09%                  11,062       136         2.46%
  Time deposits .............................    43,126      1,267       5.88%                  19,471       518         5.32%
  Short-term borrowings .....................    10.011        309       6.17%                    -          -             -
  Long-term borrowings.......................    74,303      2,673       7.19%                 133,262     4,227         6.34%
                                               --------     ------                            --------    ------
  Total interest bearing liabilities ........   144,356      4,585       6.35%                 168,409     4,963         5.89%
                                                            ------      -----                             ------        -----
  Non-interest bearing liabilities ..........    12,473                                         55,306
  Stockholders' equity ......................    21,337                                         13,888
                                               --------                                       --------
Total liabilities and stockholders'
 equity .....................................  $178,166                                       $237,603

Net interest income & net interest
 spread .....................................  $  3,321                  3.59%                $  2,387                   1.17%
                                               ========                 =====                 ========                  =====
Net interest margin .........................                            4.17%                                           2.29%
                                                                        =====                                           =====

(1) The balance includes the total from Washtenaw. The average balance related to Washtenaw loans totaled $75.6 million and $167.9 for the periods ended June 30, 2000 and 1999 respectively.

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

Noninterest Income
Noninterest income for the three months ended June 30, 2000 was $34,000, compared to $41,000 for the same period in 1999, a decrease of $7,000 or 17%. This decrease was primarily due to the decrease in net gains on sales of mortgage servicing rights and loans, which decreased from $25,000 for the three months ended June 30, 1999, to $13,000 for the same period of 2000, a decrease of $12,000, or 48%. This was offset by an increase in service fees on deposit accounts, which increased from $13,000 for the three months ended June 30, 1999, to $16,000 for the same period of 2000, an increase of $3,000 or 23%.

For the six months ended June 30 2000, noninterest income was $56,000 compared to $88,000 for the same period in 1999. The decrease of $32,000, or 36%, was the result of a decrease in gain on sale of mortgage servicing rights and loans of $42,000. The decrease in the gain on sale of mortgage servicing right and loans is due to Pelican National focusing on the origination of loans which will be held in the portfolio as opposed to being sold to the secondary market. The decrease was offset by an increase in service charges on deposit accounts of approximately $4,000 and other income by approximately $6,000.

Noninterest Expense
Total noninterest expense for the three months ended June 30, 2000 was $666,000, compared to $491,000 for the same period in 1999, an increase of $175,000 or 36%. This increase was primarily due to the following; increases in compensation and employee benefits of $52,000 or 19%, occupancy and equipment expense of $55,000 or 77%, and other operating expenses of $63,000 or 48%. The increases were the result of the growth of the bank and the opening of the second branch located in Fort Myers, Florida.

For the six months ended June 30 2000, noninterest expense was $1.3 million compared to $941,000 for the same period in 1999. The increase of $359,000 or 38% was also attributable to the expenses incurred as a result of the overall growth of the bank and the opening of the Fort Myers, Florida branch location.

MORTGAGE BANKING
The following discussion provides information that relates specifically to Pelican Financial's mortgage banking line of business.

For the three months ended June 30, 2000, Pelican Financial's net loss from mortgage banking activities primarily conducted by Washtenaw totaled $172,000. For the three months ended June 30, 1999 Washtenaw's comparable net income was $1.7 million. For the six months ended June 30, 2000, the net loss from mortgage banking activities totaled $283,000 compared to net income of $3.2 million for the same period in 1999. The decrease in the pre-tax income for both periods was primarily attributable to a decrease in mortgage loan production as a result of the increase in mortgage interest rates.

The volume of loans produced for the three months ended June 30, 2000 totaled $302.5 million as compared to $684.7 million for the three months ended June 30, 1999, a decrease of $382.2 million or 56%. For the six months ended June 30, loan production totaled $565.1 million and $1.4 billion for 2000 and 1999 respectively. This represents a decrease of $834.9 million or 60%. The increase in mortgage interest rates reduced the amount of loan refinancing that occurred in the first six months of 2000. This is the primary factor for the decrease in loan volume.

Noninterest Income
Total noninterest income for the three months ended June 30, 2000 was $2.7 million, compared to $8.0 million for the three months ended June 30, 1999, a decrease of $5.3 million or 68%. This decrease was primarily due to a 74% decrease in the gain on sales of mortgage servicing rights and loans of $4.7 million and a 38% decrease in other income of $448,000. For the six months ended June 30, 2000 noninterest income was $5.3 million, compared to $14.8 million for the six months ended June 30, 1999, a decrease of $9.5 million or 64%. This decrease was primarily due to a 71% decrease in the gain on sales of mortgage servicing rights and loans of $8.5 million and a 26% decrease in other income of $534,000.

The decrease in gain on sale of mortgage servicing rights and loans and the decrease in other income was primarily due to a decrease in the overall new loan origination volume in the first six months of 2000. In addition, the gains on sale of mortgage servicing rights and loans was effected by a reduction of the profit margins on each new loan origination as a result of the increased competition for the existing loan origination volume. The decrease in new loan originations and the reduced profit margins are the result of the increase in mortgage interest rates and pricing concessions being made by Washtenaw in the California market in order to attract new accounts from that region.

Loan Servicing
At June 30, 2000, Washtenaw serviced $1.1 billion of loans compared to $1.9 billion at June 30, 1999, a 42% decrease. The decrease in the servicing portfolio reflects the normal portfolio runoff and management's decision to sell the majority of new production in monthly concurrent transfers. At June 30, 2000 and 1999, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.

Service fee income, net of amortization and impairment was $163,000 and $346,000 for the three months ended June 30, 2000 and 1999 respectively. For the six months ended June 30, 2000 and 1999, service fee income net of amortization and impairment was $385,000 and $545,000 respectively. The decrease was the result of the reduction in the size of the servicing portfolio as previously discussed.

Noninterest Expense
Total noninterest expense for the three months ended June 30, 2000 was $4.2 million, compared to $5.9 million for the same period in 1999, a decrease of $1.7 million or 29%. This decrease was primarily due to the decrease in employee compensation and benefits expenses of approximately $1.9 million. For the six months ended June 30, 2000 and 1999, noninterest expense was $6.8 million and $11.2 million, a difference of $4.4 million between the comparable periods. The decrease was primarily the result of a reduction in personnel and a reduction in total commissions paid to the existing sales force as a result of the decrease in new loan originations.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS
At June 30, 2000, total assets of Pelican Financial equaled $202.0 million as compared to $155.9 million at December 31, 1999, an increase of $46.1 million or 30%. This increase is primarily due to increases in cash and cash equivalents, loans held for sale and loans receivable.

Cash and Cash Equivalents
Cash and cash equivalents were $12.3 million at June 30, 2000 compared to $1.9 million at December 31, 1999. The increase of $10.4 million or 547% was primarily the result of an increase in federal funds sold of $8.9 million. Pelican National had excess liquidity resulting from increased deposits that will be used to fund loan origination's in the future.

Investment Securities
Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading. At June 30, 2000 and at December 31, 1999, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated. At June 30, 2000, the market value of Pelican National's investment portfolio totaled $6.4 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders' equity.

                                                     At               At
                                                     June 30,         December 31,
                                                     2000             1999
                                                        (Dollars in thousands)
U. S. Government agency (1) .....................    $3,855             $3,820
Mortgage-backed securities ......................     1,851              2,057
Federal Reserve Bank and Federal Home
   Loan Bank Stock ..............................       730                680
                                                     ------             ------
        Total investment securities .............    $6,436             $6,557
                                                     ======             ======

(1) At June 30, 2000 and December 31, 1999, includes a $2.0 million investment in a Federal Home Loan Bank bond with a carrying value of $1.9 million.

Loans Held for Sale
Loans held for sale were $87.3 million at June 30, 2000 compared to $60.5 million at December 31, 1999. This increase of $26.8 million or 44% was caused by an increase of loan production that will be sold to private investors. The length of time required to prepare and sell loans to these investors is typically longer than the length of time it takes to sell loans to Fannie Mae or Freddie Mac. In addition, Washtenaw introduced a new product during the second quarter. This loan product is for borrowers with credit scores that fail to meet the conforming loan investor criteria. At June 30, 2000 Washtenaw had $3.3 million of these loans that will be sold in the third quarter.

Portfolio Loans
Total portfolio loans were $78.5 million at June 30, 2000, an increase of $9.9 million or 14% from $68.6 at December 31, 1999. This increase resulted primarily from increases in commercial, residential real estate and boat lending production at Pelican National.

The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes mortgage loans available for sale and mortgage loans held for investment. Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                       June 30, 2000                  December 31, 1999
                                                                  % of                                % of
                                                    Amount        Total             Amount            Total
                                                                   (Dollars In thousands)
Real estate loans:
Residential, one to four units ...............     $136,377        81.59%          $111,646            84.49%
Commercial and industrial real estate ........       23,849        14.27%            16,987            12.86%
Construction .................................        2,382         1.42%             1,706             1.29%
                                                   --------       ------           --------           ------
Total real estate loans ......................      162,608        97.28%           130,339            98.64%

Other loans:

Business, commercial .........................          714         0.43%               679             0.51%
Automobile ...................................          209         0.12%               106             0.08%
Other consumer ...............................        3,620         2.17%             1,015             0.77%
                                                   --------       ------           --------           ------

                                                      4,543         2.72%             1,800             1.36%
                                                   --------       ------           --------           ------
                                                    167,151       100.00%           132,139           100.00%
                                                                  ======           --------           ======

Unearned fees, premiums and discounts, net ...         (944)                         (2,647)
Allowance for loan losses ....................         (413)                           (374)
                                                   --------                        --------
 Total Loans net (1) .........................     $165,794                        $129,118
                                                   ========                        ========

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. Pelican National, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. Concentration of loans in the following categories constituted the total loans receivable portfolio as of June 30, 2000:

            Commercial loans                                0.91%
            Real estate mortgage loans                     94.22%
            Installment and other loans                     4.87%

The following table sets forth certain information on nonperforming loans and other real estate owned, the ratio of such loans and other real estate owned to total loans and total assets as of the dates indicated.

                                                                 At June 30,               At December 31,
                                                           2000              1999               1999
                                                                      (Dollars in thousands)
Nonaccrual loans ....................................     $  -              $  246                $  -
Loans past due 90 days or more but not on
 nonaccrual .........................................      1,027               -                   1,084
Restructured loans ..................................        -                 -                     -
                                                          ------            ------                ------
           Total nonperforming loans ................      1,027               246                 1,084

Other real estate owned .............................         73               317                   538
                                                          ------            ------                ------
           Total nonperforming assets ...............     $1,100            $  563                $1,622
                                                          ======            ======                ======

Total nonperforming assets to total assets ..........       0.54%             0.26%                 1.04%
    Allowance for loan losses to
    nonperforming loans .............................      40.21%            57.32%                34.50%
Nonperforming loans to total assets .................       0.51%             0.11%                 0.69%


Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio. These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing and prospective economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers' ability to comply with repayment terms. If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected. As Pelican National's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves. The provision for loan losses for the three months ended June 30, 2000 was $37,000. The provision for loan losses for the three months ended June 30, 1999 was $5,155. The increase is due to the increase in the size of the loan portfolio and the increase in total nonperforming loans.

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

The allowance for loan losses represented .52% of the loans receivable outstanding as of June 30, 2000 compared with .54% of the loans receivable outstanding as of December 31, 1999. The amount of the provision for loan losses charged to expense in each of these periods represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current and future general economic conditions in Pelican National's market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National's past collection experience.

LIABIILITIES
At June 30, 2000, the total liabilities of Pelican Financial were $180.9 million as compared to $134.9 million at December 31, 1999, an increase of $46.0 million or 34%. This increase was primarily due to increases in deposits, notes payable and repurchase agreements.

Deposits
Total deposits were $76.5 million at June 30, 2000 compared to $62.3 million at December 31, 1999 which represents an increase of $14.2 million or 23%. The increase was primarily due to several factors. Washtenaw transferred approximately $9.0 million of principal and interest related to its servicing portfolio during the second quarter. These deposits were previously at a non-affiliated bank. The transfer was done to provide Pelican National with additional liquidity to generate new loans and to allow Pelican National to earn the interest spread on the additional deposits. Also, Pelican National was able to develop a new relationship that has generated approximately $3.0 million in new deposits. The remaining increase is the result of an increased focus on generating new deposits.

Notes Payable
Notes payable was $42.0 million at June 30, 2000 compared to $25.3 million at December 31, 1999. This increase of $16.7 million or 66% was primarily caused by an increase of loans held for sale balance. Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements
Repurchase agreements were $30.8 million at June 30, 2000 compared to $21.8 million at December 31, 1999. This increase of $9.0 million or 41% in the repurchase agreements was primarily the result of an increase in the balance of loans held for sale. Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases. Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The warehouse line of credit has a limit of $80 million, of which $15 million represents a sublimit for servicing under contract for sale, and $6 million represents a working capital sublimit. Borrowing pursuant to the warehouse line of credit totaled $40.0 million at June 30, 2000 and $23.3 million at December 31, 1999. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 8.62% at June 30, 2000 and 6.25% at December 31, 1999. Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase. These agreements typically have terms of less than 90 days and are treated as a source of financing. The effective interest rate on these agreements to repurchase was 8.02% at June 30, 2000 and 5.65% at December 31, 1999.

Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency("OCC"), such as federal funds sold and United States securities and securities guaranteed by the United States. At June 30, 2000, Pelican Financial had a liquidity ratio of 6.76%. Liquidity, as measured in the form of cash and cash equivalents totaled $12.3 million at June 30, 2000, an increase of $10.4 million from December 31, 1999 to June 30, 2000. The increase is primarily the result of an $8.9 million increase in the outstanding federal funds sold at June 30, 2000.

Pelican Financial's ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and origination's. The value of and market for Pelican Financial's loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At June 30, 2000, Washtenaw had outstanding rate-lock commitments to lend $48.7 million for mortgage loans. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of June 30, 2000, Washtenaw had outstanding commitments to sell $101.2 million of mortgage loans. These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at June 30, 2000 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at June 30, 2000 and December 31, 1999, respectively:

                                                                       Actual
                                                         June 30,                 December 31,
                                                           2000                       1999
                                                                                                              Required to be
                                                  Pelican       Pelican       Pelican      Pelican      Adequately      Well
                                                  National      Financial     National     Financial    Capitalized     Capitalized
Total Tier 1 Capital to risk-weighted assets      15.79%        17.06%        17.77%       21.23%       8.00%           10.00%
Total Equity Capital to risk-weighted assets      16.47%        17.40%        18.52%       21.63%       4.00%            6.00%
Tier 1 Capital to adjusted total assets           10.29%        10.43%        11.32%       11.52%       4.00%            5.00%



Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial's asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial's portfolio, see Pelican Financial's Annual Report to Shareholders and Form 10-K. Management believes that there has been no material change in Pelican Financial's asset/liability position or the market value of Pelican Financial's portfolio since December 31, 1999.

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

    (a) Not Applicable
    (b) Not Applicable
    (c) Not Applicable
    (d) Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

Pelican Financial held its 2000 Annual Meeting of Shareholders on April 25, 2000. The following directors were elected at the annual meeting to serve a three year term.

                                       FOR             AGAINST            ABSTENTIONS
Charles C. Huffman                  3,402,161           1,480                   0
Michael D. Surgen                   3,402,161           1,480                   0
Brenda L. Jones                     3,402,161           1,480                   0

A vote was taken to ratify the appointment of Crowe Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 2000. The appointment was approved by the following votes: 3,396,801 for, 1,140 against, and 5,700 abstained.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits
          (27) Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the three month period ending June 30, 2000.

                  Pelican Financial, Inc. and Subsidiaries

                                    Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000               /s/ Charles C. Huffman
                                    --------------------------------------------
                                    Charles C. Huffman
                                    President and Chief Executive Officer

Date: August 14, 2000               /s/ Howard M. Nathan
                                    --------------------------------------------
                                    Howard M. Nathan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                              Exhibit
--------------                              -------
27                                          Financial Data Schedule