Form 10-Q
period 2000-09-30
PELICAN FINANCIAL INC
filed 2000-11-13
CIK 1037652

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]   Quarterly Report Pursuant To Section 13 or 15(d) of the
        Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

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

Common Stock Outstanding as of October 31, 2000

Common stock, $0.01 Par value ............................. 3,992,836 Shares

                                      Index

Part I. Financial Information

     Item 1.   Financial Statements (unaudited)


         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                      3

         Consolidated Statements of Income and Comprehensive Income for the Three
         and Nine Months Ended September 30, 2000 and 1999                                                4

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and 1999                                                                      5

         Notes to Consolidated Financial Statements                                                       6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9-17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  17

Part II.        Other Information

     Item 1.  Legal Proceedings                                                                           17

     Item 2.  Changes in Securities and Use of Proceeds                                                   17

     Item 3.  Defaults Upon Senior Securities                                                             17

     Item 4.  Submission of Matters to a Vote of Shareholders                                             18

     Item 5.  Other Information                                                                           18

     Item 6.  Exhibits and Reports on Form 8-K                                                            19



                             PELICAN FINANCIAL, INC.
                           Consolidated Balance Sheets



                                                                                     September 30,         December31,
                                                                                         2000                  1999
                                                                                      (Unaudited)
ASSETS
     Cash and cash equivalents                                                       $   5,835,183       $   1,883,472
     Accounts receivable, net                                                            6,382,099           2,289,682
     Securities available for sale                                                       5,739,179           5,877,013
     Federal Reserve and Federal Home Loan Bank Stock                                      880,000             680,000
     Loans held for sale                                                                73,126,207          60,535,699
     Loans receivable, net                                                              85,505,986          68,582,378
     Mortgage servicing rights, net                                                      8,296,829          11,028,468
     Mortgage loans in foreclosure and other real estate                                   134,439             539,869
     Premises and equipment, net                                                           921,219             863,815
     Federal income taxes receivable                                                       376,369             265,545
     Other assets                                                                        2,887,408           3,307,011
                                                                                     -------------       -------------
                                                                                     $ 190,084,918        $155,852,952
                                                                                     -------------       -------------
                                                                                     -------------       -------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
     Noninterest-bearing                                                             $  12,571,453       $   3,911,558
     Interest-bearing                                                                   62,391,650          58,398,604
                                                                                     -------------       -------------
            Total deposits                                                              74,963,103          62,310,162
     Due to bank                                                                        11,046,670          12,095,538
     Notes payable                                                                      34,023,146          25,333,610
     Repurchase agreements                                                              29,367,693          21,844,801
     Federal Home Loan Bank borrowings                                                  14,000,000           8,000,000
     Other liabilities                                                                   5,445,850           5,277,485
                                                                                     -------------       -------------
        Total liabilities                                                              168,846,462         134,861,596

Commitments and contingencies

Shareholders' equity
     Preferred stock, 200,000 shares authorized; none outstanding Common stock,
     10,000,000 shares authorized; 3,992,836
         outstanding at June 30, 2000 and December 31, 1999                                 39,928              39,928
     Additional paid in capital                                                         13,631,156          13,631,156
     Retained earnings                                                                   7,690,427           7,504,631
     Accumulated other comprehensive loss, net of tax                                     (123,055)           (184,359)
                                                                                     -------------       -------------
            Total shareholders' equity                                                  21,238,456          20,991,356
                                                                                     -------------       -------------
                                                                                     $ 190,084,918       $ 155,852,952
                                                                                     -------------       -------------
                                                                                     -------------       -------------


                             PELICAN FINANCIAL, INC.
     Consolidated Statements of Income and Comprehensive Income (Unaudited)



                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                       1999           2000               2000             1999
Interest income
     Loans, including fees                                        $  3,931,253    $  3,767,424     $ 11,419,844     $ 10,817,625
     Investment securities, taxable                                    107,576         106,642          325,899          333,944
     Federal funds sold and overnight accounts                          66,224          33,804          265,642          106,641
                                                                  ------------    ------------     ------------     ------------
         Total interest income                                       4,105,053       3,907,870       12,011,385       11,258,210
Interest expense
     Deposits                                                          883,052         478,853        2,486,498        1,215,289
     Short-term borrowings                                           1,696,678       2,039,406        4,678,268        6,266,169
                                                                  ------------    ------------     ------------     ------------
        Total interest expense                                       2,579,730       2,518,259        7,164,766        7,481,458

Net interest income                                                  1,525,323       1,389,611        4,846,619        3,776,752

Provision for loan losses                                               60,000         132,000          187,000          145,145
                                                                  ------------    ------------     ------------     ------------
Net interest income after provision for loan losses                  1,465,323       1,257,611        4,659,619        3,631,607

Noninterest income
     Service charges on deposit accounts                                30,083          10,158           56,131           32,520
     Servicing income                                                  544,430         968,753        2,040,200        2,997,403
     Gain on sales of mortgage servicing rights and loans, net       1,699,993       2,548,324        5,129,035       14,482,287
     Other income                                                      194,350         309,401          612,930        1,160,039
                                                                  ------------    ------------     ------------     ------------
  Total noninterest income                                           2,468,856       3,836,636        7,838,296       18,672,249

Noninterest expense
     Compensation and employee benefits                              2,060,851       2,707,329        6,418,193       10,672,065
     Occupancy and equipment                                           368,626         369,197        1,121,785        1,118,203
     Telephone                                                         109,931         118,725          318,342          369,836
     Postage                                                            83,569         130,946          267,312          414,177
     Amortization of mortgage servicing rights                         457,929         693,703        1,563,653        2,176,705
     Mortgage servicing rights valuation adjustment                     23,034         (70,008)         (61,874)        (602,836)
     Other noninterest expense                                         743,460         961,308        2,575,503        2,953,856
                                                                  ------------    ------------     ------------     ------------
        Total noninterest expense                                    3,847,400       4,911,200       12,202,914       17,102,006

Income before income taxes and cumulative effect
     of change in accounting principle                                  86,779         183,047          295,001        5,201,850

Provision for income taxes                                              25,319          66,233          109,205        1,776,149
                                                                  ------------    ------------     ------------     ------------
Income before cumulative effect of change in
accounting principle                                                    61,460         116,814          185,796        3,425,701

Cumulative effect of change in accounting principle                       --              --               --            (97,119)
                                                                  ------------    ------------     ------------     ------------
Net income                                                        $     61,460    $    116,814     $    185,796     $  3,328,582
                                                                  ------------    ------------     ------------     ------------
                                                                  ------------    ------------     ------------     ------------
Comprehensive income                                              $    119,795    $    118,864     $    247,100     $  3,209,812
                                                                  ------------    ------------     ------------     ------------
                                                                  ------------    ------------     ------------     ------------
Basic and diluted earnings per share before cumulative effect
     of change in accounting principle                            $       0.02    $       0.04     $       0.05     $       1.13
Per share cumulative effect of change in accounting principle     $       --      $       --       $       --       $      (0.03)
                                                                  ------------    ------------     ------------     ------------
 Basic and diluted earnings per share                             $       0.02    $       0.04     $       0.05     $       1.10
                                                                  ------------    ------------     ------------     ------------
                                                                  ------------    ------------     ------------     ------------



                             PELICAN FINANCIAL, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                         Nine Months Ended September 30,






                                                                        2000                 1999
                                                                        ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities               $(28,794,996)        $ 67,095,492
                                                                    ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations, net                                            (17,021,232)         (22,309,775)
   Proceeds from sales of mortgage servicing rights                   15,868,784           40,606,078
   Change in loans in foreclosure and other real estate, net             405,430              326,252
   Property and equipment expenditures, net                             (373,257)            (460,943)
   Purchase of securities available for sale                                --             (2,016,777)
   Proceeds from maturities and principal repayments
      of securities available for sale                                   250,480            1,402,888
   Purchase of Federal Reserve Stock                                    (200,000)            (163,000)
                                                                    ------------         ------------
     Net cash (used in)provided by investing activities               (1,069,795)          17,384,723

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in noninterest-bearing deposits                 8,659,895              (14,013)
   Increase in interest-bearing deposits                               3,993,046           15,203,862
   Decrease in due to bank                                            (1,048,868)         (19,897,365)
   Increase (decrease) in notes payable due on demand                  8,689,537          (17,345,022)
   Advances on Federal Home Loan Bank borrowings                       6,000,000            3,000,000
   Increase (decrease) in repurchase agreements                        7,522,892          (69,736,442)
                                                                    ------------         ------------
Net cash provided by (used in) financing activities                   33,816,502          (88,788,980)
                                                                    ------------         ------------

Net change in cash and cash equivalents                                3,951,711           (4,308,765)

Cash and cash equivalents at beginning of period                       1,883,472           10,180,034
                                                                    ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  5,835,183         $  5,871,269
                                                                    ------------         ------------
                                                                    ------------         ------------
Cash and equivalents is composed of:
Cash and demand deposits due from banks                             $  2,474,183         $    745,269
Interest-bearing deposits in banks                                        97,000              196,000
Federal funds sold                                                     3,264,000            4,930,000
                                                                    ------------         ------------

              Total cash and cash equivalents                       $  5,835,183         $  5,871,269
                                                                    ------------         ------------
                                                                    ------------         ------------
Supplemental cash disclosures
Interest paid                                                       $  7,153,722         $  8,218,674
Income taxes paid                                                         72,000              987,000






                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)
                               September 30, 2000



NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and nine months periods ended September 30, 2000 and 1999, include the accounts of Pelican Financial Inc. ("Pelican Financial") and it's wholly owned subsidiaries Pelican National Bank ("Pelican National") and Washtenaw Mortgage Company ("Washtenaw") for all periods. All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion or management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in Pelican Financial's Form 10-K.

Reclassifications:
Certain prior year amounts have been reclassified to conform to the 2000 presentation.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following




                                                       September 30,              December 31,
                                                          2000                       1999
                                                       -------------             --------------
Commercial, financial and agricultural                    635,697                $    664,277
Commercial real estate                                 21,115,043                  10,832,047
Residential real estate                                60,293,422                  57,173,433
Installment loans                                       3,933,327                     286,500
                                                     ------------                ------------
                                                       85,977,489                  68,956,257
Deduct allowance for loan losses                         (471,503)                   (373,879)
                                                     ------------                ------------

Loans receivable, net                                $ 85,505,986                $ 68,582,378
                                                     ------------                ------------
                                                     ------------                ------------




NOTE 4 - EARNINGS PER SHARE

At September 30, 2000, Pelican Financial had 10,000,000 shares of $.01 par value common stock authorized with 3,992,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding. At September 30, 1999, Pelican Financial had 5,000,000 shares of $.01 par value common stock authorized with 3,032,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding.

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 - EARNINGS PER SHARE (CONTINUED)
The following summarizes the computation of basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle.




                                                             Three Months      Three Months
                                                                ended             ended
                                                             September 30,     September 30,
                                                                 2000              1999
                                                              ----------        ----------
Basic earnings per share
  Net income                                                  $   61,458        $  116,814
                                                              ----------        ----------
  Weighted average shares outstanding                          3,992,836         3,032,836
                                                              ----------        ----------
  Basic earnings per share                                    $     0.02        $     0.04
                                                              ----------        ----------
                                                              ----------        ----------

Diluted earnings per share
  Net income                                                  $   61,458        $  116,814
                                                              ----------        ----------
  Weighted average shares outstanding                          3,992,836         3,032,836
                                                              ----------        ----------
  Dilutive effect of assumed exercise of stock options              --               6,775
                                                              ----------        ----------
  Diluted average shares outstanding                           3,992,836         3,039,611
                                                              ----------        ----------
    Diluted earnings  per share                               $     0.02        $     0.04
                                                              ----------        ----------
                                                              ----------        ----------



                                                              Nine Months      Nine Months
                                                                 ended            ended
                                                             September 30,     September 30,
                                                                 2000             1999
                                                              ----------        ----------
Basic earnings per share
  Net income                                                  $  185,794        $3,328,582
  Weighted average shares outstanding                          3,992,836         3,032,836
                                                              ----------        ----------
  Basic earnings per share                                    $     0.05        $     1.10
                                                              ----------        ----------
                                                              ----------        ----------

Diluted earnings  per share
  Net income                                                  $  185,794        $3,328,582
  Weighted average shares outstanding                          3,992,836         3,032,836
  Dilutive effect of assumed exercise of stock options              --               6,775
                                                              ----------        ----------
  Diluted average shares outstanding                           3,992,836         3,039,611
                                                              ----------        ----------
    Diluted earnings per share                                $     0.05        $     1.10
                                                              ----------        ----------
                                                              ----------        ----------



NOTE 5 - SEGMENT INFORMATION

Pelican Financial's subsidiary operations include two primary segments: mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 40 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors. The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples and Fort Myers, Florida.

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

The following segment financial information has been derived from the internal financial statements of Washtenaw and Pelican National, which are used by management to monitor and manage the financial performance of Pelican Financial. The accounting policies of the two segments are the same as those of Pelican Financial. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 - SEGMENT INFORMATION (CONTINUED)

primary difference between segment amounts and consolidated totals, and are reflected in the "Other" column below, along with minor amounts to eliminate transactions between segments.



                                                                  Dollars in thousands
                                             Mortgage        Retail                      Consolidated
Three months ended September 30, 2000        Banking         Banking         Other          Totals
--------------------------------------      ---------       ---------      ---------       ---------
   Net interest income                      $     436       $   1,135      $     (46)      $   1,525
   Gain on sales of MSR and loans, net          1,670              30           --             1,700
   Servicing income                               544            --             --               544
   Noncash items:
     Provision for loan losses                   --                60           --                60
     MSR amortization and valuation               479               2           --               481
   Provision for income taxes                    (103)            170            (42)             25
   Segment profit /(loss)                        (186)            330            (82)             62
   Segment assets                              90,866          99,168             51         190,085

Three months ended September 30, 1999
--------------------------------------
   Net interest income                      $     721       $     710      $     (41)      $   1,390
   Gain on sales of MSR and loans, net          2,523              25           --             2,548
   Servicing income                               968               1           --               969
   Noncash items:
     Provision for loan losses                   --               132           --               132
     MSR amortization and valuation               623               1           --               624
   Provision for income taxes                      56              27            (17)             66
   Segment profit/(loss)                           98              53            (34)            117
   Segment assets                             105,676          58,844            (72)        164,448


                                                                  Dollars in thousands
                                             Mortgage        Retail                      Consolidated
Three months ended September 30, 2000        Banking         Banking         Other          Totals
--------------------------------------      ---------       ---------      ---------       ---------
   Net interest income                      $   1,498       $   3,484      $    (135)      $   4,847
   Gain on sales of MSR and loans, net          5,083              46           --             5,129
   Servicing income                             2,035               5           --             2,040
   Noncash items:
     Provision for loan losses                   --               187           --               187
     MSR amortization and valuation             1,500               2           --             1,502
   Provision for income taxes                    (231)            493           (153)            109
   Segment profit/(loss)                         (469)            952           (297)            186
   Segment assets                              90,866          99,168             51         190,085

Nine months ended September 30, 1999
--------------------------------------
   Net interest income                      $   2,042       $   1,850      $    (115)      $   3,777
   Gain on sales of MSR and loans, net         14,398              84           --            14,482
   Servicing income                             2,993               4           --             2,997
   Noncash items:
     Provision for loan losses                   --               145           --               145
     MSR amortization and valuation             1,570               4           --             1,574
   Provision for income taxes                   1,740              94            (58)          1,776
   Segment profit/(loss)                        3,258             183           (112)          3,329
   Segment assets                             105,676          58,844            (72)        164,448


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

EARNINGS PERFORMANCE

Pelican Financial reported net income of $61,000 for the quarter ended September 30, 2000, a decrease of $55,000 when compared to net income of $116,000 for the same period in 1999. Earning per share, basic and diluted, were $0.02 per share compared to income of $0.04 per share for the three months ended September 30, 2000 and 1999, respectively.

For the nine months ended September 30, 2000 Pelican Financial reported net income of $186,000 compared to $3.2 million for the same period in 1999. Earnings per share, basic and diluted, were $ 0.05 per share compared to $1.10 for the nine months ended June 30, 2000 and 1999, respectively.

For explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

RETAIL BANKING
The following discussion provides information that relates specifically to Pelican Financial's retail banking line of business.

For the three months ended September 30, 2000, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $330,000. For the three months ended September 30, 1999 Pelican National's comparable net income was $53,000. For the nine months ended September 30, 2000, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $952,000. For the nine months ended September 30, 1999 Pelican National's comparable net income was $183,000.

The increase in net income for both the three months and nine months periods was primarily attributable to an increase in net interest income which was partially offset by an increase in total noninterest expense.

Net Interest Income
Net interest income represents the excess of income on interest-earning assets over interest expense on interest bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of notes payable, repurchase agreements, time deposits, interest-bearing checking accounts (NOW accounts), savings, deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest bearing liabilities and the interest rates earned or paid on them.

Net Interest Income was $1.1 million and $710,000 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999 net interest income was $3.5 million and $1.9 million respectively. The increase in net interest income is primarily attributable to the growth of Pelican National's loan portfolio. The average balance in loans receivable increased $31.2 million or 63% for the three months ended September 30, 2000 as compared September 30, 1999. For the nine months ended September 30, 2000 compared to September 30, 1999 the average balance in loans receivable increased $38.0 million or 106%.

Average Balance Sheet
The following tables summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities:


                                                              Three Months Ended September 30,
                                                                    dollars in thousands
                                                               2000                                        1999
                                                --------------------------------------     -------------------------------------
Summary of average rates/interest               Average                                    Average
earning assets:                                 Balance      Interest       Yield/Cost     Balance       Interest     Yield/Cost
                                                -------      --------       ----------     -------       --------     ----------
Interest-earning assets:
Federal funds sold                              $ 3,906       $    66           6.76%      $ 2,212       $    34         6.15%
  Investment securities                           6,550           108           6.60%        6,848           107         6.25%
  Loans receivable, net                          80,884         2,029          10.03%       49,661         1,082         9.69%
                                                -------      --------       ----------     -------       --------     ----------
  Total interest-earning assets                  91,340         2,203           9.65%       53,721         1,223         9.11%
                                                             --------       ----------                   --------     ----------
  Non-earning assets                              3,288                                      1,451
                                                -------                                    -------
  Total average assets                          $94,628                                    $55,172

Interest bearing liabilities:

  NOW accounts                                  $   903             5           2.21%      $   680             4         2.35%
  Money market accounts                           2,487            28           4.50%        3,697            36         3.90%
  Savings deposits                               19,997           189           3.78%       12,856            91         2.83%
  Time deposits                                  41,925           661           6.31%       26,421           348         5.27%
  Short-term borrowings                          11,254           184           6.54%        1,553            34         8.76%
                                                -------      --------                      -------       --------
Total interest bearing liabilities               76,566         1,067           5.57%       44,595           513         4.60%
                                                             --------       ----------                   --------     ----------
  Non-interest bearing liabilities       .        8,656                                      5,273

  Stockholders' equity                   .        9,406                                      5,304
Total liabilities and stockholders' equity      $94,628                                    $55,172

Net interest income & net interest spread                     $ 1,136           4.07%                    $   710         4.50%
                                                             --------       ----------                   --------     ----------
                                                             --------       ----------                   --------     ----------
Net interest margin                                                             4.97%                                    5.29%
                                                                            ----------                                ----------
                                                                            ----------                                ----------


                                                                    Nine Months Ended September 30,
                                                                         dollars in thousands

                                                               2000                                        1999
                                                --------------------------------------     -------------------------------------
Summary of average rates/interest               Average                                    Average
earning assets:                                 Balance      Interest       Yield/Cost     Balance       Interest     Yield/Cost
                                                -------      --------       ----------     -------       --------     ----------
Interest-earning assets:
Federal funds sold                       .      $ 6,011       $   265           5.88%      $ 2,798       $   107         5.10%
  Investment securities                           6,578           326           6.61%        7,207           334         6.18%
  Loans receivable, net                          73,852         5,873          10.60%       35,848         2,660         9.89%
                                                -------      --------                      -------       --------
Total interest-earning assets                    86,441         6,464           9.97%       45,853         3,100         9.01%
                                                             --------       ----------                   --------     ----------
  Non-earning assets                              2,659                                      1,459
                                                -------                                    -------
  Total average assets                          $89,100                                    $47,312
                                                -------                                    -------
                                                -------                                    -------

Interest bearing liabilities:

  NOW accounts                                  $   932            16           2.29%      $   792            13         2.19%
  Money market accounts                           2,584            80           4.13%        3,742           109         3.88%
  Savings deposits                               15,574           462           3.96%       11,667           227         2.59%
  Time deposits                                  42,722         1,929           6.02%       21,813           866         5.29%
  Short-term borrowings                          10,428           494           6.32%          941            35         4.88%
                                                -------      --------                      -------       --------
  Total interest bearing liabilities             72,240         2,981           5.50%       38,955         1,250         4.28%
                                                             --------       ----------                   --------     ----------
  Non-interest bearing liabilities                7,803                                      3,107
  Stockholders' equity                            9,057                                      5,250
                                                -------                                    -------
Total liabilities and stockholders' equity      $89,100                                    $47,312

Net interest income & net interest spread       $ 3,483                         4.47%      $ 1,850                       4.74%
                                                -------                     ----------     -------                    ----------
                                                -------                     ----------     -------                    ----------
Net interest margin                                                             5.37%                                    5.38%
                                                                            ----------                                ----------
                                                                            ----------                                ----------

Noninterest Income
Noninterest income for the three months ended September 30, 2000 was $62,000 compared to $38,000 for the same period in 1999, an increase of $24,000 or 63%. This increase was primarily due to the increased amounts for service charges on deposit accounts. The aggregate increase in service charges is primarily attributable to the increase in the number of checking accounts at Pelican National. The number of accounts has grown due to the Pelican National's focus on expanding market share and with the second branch being opened during 2000.

For the nine months ended September 30, 2000, noninterest income was $119,000 compared to $126,000 for the same period in 1999. The decrease of $7,000, or 6%, was the result of a decrease in gain on sale of mortgage servicing rights and loans of $37,000. The decrease in the gain on sale of mortgage servicing right and loans is due to Pelican National focusing on the origination of loans which will be held in the portfolio as opposed to being sold to the secondary market. The decrease was offset by an increase in service charges on deposit accounts of approximately $23,000 and other income by approximately $6,000 for the nine months ended September 30, 2000.

Noninterest Expense
Total noninterest expense for the three months ended September 30, 2000 was $637,000, compared to $536,000 for the same period in 1999, an increase of $101,000 or 19%. This increase was primarily due to an increase in occupancy and equipment expense of $61,000 or 84% and an increase in other operating expenses of $55,000 or 35%. These increases were the result of the growth of Pelican National and the opening of the second branch located in Fort Myers, Florida.

For the nine months ended June 30 2000, noninterest expense was $2.0 million compared to $1.5 million for the same period in 1999. The increase of $500,000 or 33% was also attributable to the expenses incurred as a result of the overall growth of Pelican National and the opening of the Fort Myers, Florida branch.

MORTGAGE BANKING
The following discussion provides information that relates specifically to Pelican Financial's mortgage banking line of business.

For the three months ended September 30, 2000, Pelican Financial's net loss from mortgage banking activities primarily conducted by Washtenaw totaled $186,000. For the three months ended September 30, 1999 Washtenaw's comparable net income was $98,000. For the nine months ended September 30, 2000, the net loss from mortgage banking activities totaled $469,000 compared to net income of $3.3 million for the same period in 1999. The decrease in the net income for both periods was primarily attributable to a decrease in mortgage loan production as a result of the increase in mortgage interest rates.

The volume of loans produced for the three months ended September 30, 2000 totaled $249.4 million as compared to $446.4 million for the three months ended September 30, 1999, a decrease of $197.0 million or 44%. For the nine months ended September 30, 2000 and 1999, loan volume totaled $814.5 million and $1.9 billion, respectively. This represents a decrease of $1.1 billion or 57%. The increase in mortgage interest rates in 2000 attributed to the reduced amount of loan refinances that occurred in the first nine months of 2000. This is the primary factor for the decrease in loan volume.

Noninterest Income
Total noninterest income for the three months ended September 30, 2000 was $2.4 million, compared to $3.8 million for the three months ended September 30, 1999, a decrease of $1.4 million or 37%. This decrease was primarily due to a 34% decrease in the gain on sales of mortgage servicing rights and loans of $853,000 and a 44% decrease in servicing income of $423,000. For the nine months ended September 30, 1999 noninterest income was $18.6 million, compared to $7.7 million for the nine months ended September 30, 2000, a decrease of $10.9 million or 59%. This decrease was primarily due to a 65% decrease in the gain on sales of mortgage servicing rights and loans of $9.3 million and a 32% decrease in servicing income of $958,000.

The decrease in gain on sale of mortgage servicing rights and loans and the decrease in other income was primarily due to a decrease in the overall new loan origination volume in the first nine months of 2000. In addition, the gains on sale of mortgage servicing rights and loans was effected by a reduction of the profit margins on each new loan origination as a result of the increased competition for the existing loan origination volume. The decrease in new loan originations and the reduced profit margins are the result of the increase in mortgage interest rates and pricing concessions being made by Washtenaw in the California market in order to attract new accounts from that region.

Loan Servicing
At September 30, 2000, Washtenaw serviced $1.1 billion of loans compared to $1.5 billion at June 30, 1999, a 27% decrease. The decrease in the servicing portfolio reflects the normal portfolio runoff and management's decision to sell the majority of new production in monthly concurrent transfers. In addition, Washtenaw sold $174.0 million of servicing in a bulk sale during the quarter. This reduced the size of the servicing portfolio and thereby reduced servicing revenue. At September 30, 2000 and 1999, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.

Service fee income, net of amortization and impairment was $65,000 and $345,000 for the three months ended September 30, 2000 and 1999 respectively. For the nine months ended September 30, 2000 and 1999, service fee income net of amortization and impairment was $536,000 and $1.4 million respectively. The decrease was the result of the reduction in the size of the servicing portfolio as previously discussed.

Noninterest Expense
Total noninterest expense for the three months ended September 30, 2000 was $3.1 million, compared to $4.4 million for the same period in 1999, a decrease of $1.3 million or 30%. This decrease was primarily due to the decrease in employee compensation and benefits expenses of approximately $630,000, a decrease in amortization of mortgage servicing rights of $237,000 and a decrease in other expenses of $341,000. For the nine months ended September 30, 2000 and 1999, noninterest expense was $9.9 million and $15.6 million, a difference of $5.7 million between the comparable periods. The decrease was primarily the result of a reduction in personnel and a reduction in total commissions paid to the existing sales force as a result of the decrease in new loan originations. Washtenaw's sales force is comprised primarily of commission based business consultants who are paid a percentage of the loan production from their customers. These factors were partially offset by the provisions for employee severance.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS
At September 30, 2000, total assets of Pelican Financial equaled $190.0 million as compared to $155.9 million at December 31, 1999, an increase of $34.1 million or 22%. This increase is primarily due to increases in cash and cash equivalents, accounts receivable, loans held for sale and loans receivable.

Cash and Cash Equivalents
Cash and cash equivalents were $5.8 million at September 30, 2000 compared to $1.9 million at December 31, 1999. The increase of $3.9 million or 205% was primarily the result of an increase in federal funds sold of $2.5. Pelican National had excess liquidity resulting from increased deposits that will be used to fund loan originations in the future.

Accounts Receivable
Accounts receivable were $6.4 million at September 30, 2000 compared to $2.3 million at December 31, 1999. The increase of $4.1 million or 178% was primarily the result of an increase in receivables related to the sale of servicing by Washtenaw. Due to the terms of the contract related to the bulk sale of serving during the quarter, Washtenaw had received a portion of the gross proceeds during the three months ended September 30, 2000. The remainder will be received during the fourth quarter.

Investment Securities
Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading. At September 30, 2000 and at December 31, 1999, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated.

                                                   At             At
                                              September 30,   December 31,
                                                  2000           1999
                                                 (Dollars in thousands)
U. S. Government agency (1)                      $3,911        $3,820
Mortgage-backed securities                        1,828         2,057
Federal Reserve Bank and Federal Home
   Loan Bank Stock                                  880           680
                                                 ------        ------
              Total investment securities        $6,619        $6,557
                                                 ------        ------
                                                 ------        ------

(1) At September 30, 2000 and December 31, 1999, includes a $2.0 million investment in a Federal Home Loan Bank bond with a carrying value of $1.9 million.


Loans Held for Sale
Loans held for sale were $73.1 million at September 30, 2000 compared to $60.5 million at December 31, 1999. This increase of $12.6 million or 21% was caused by an increase in loan production that will be sold to private investors. The length of time required to prepare and sell loans to these investors is typically longer than the length of time it takes to sell loans to Federal National Mortgage Association or Federal Home Loan Mortgage Corporation. In addition, Washtenaw introduced a new product during the second quarter. This loan product is for borrowers with credit scores that fail to meet the conforming loan investor criteria. At September 30, 2000 Washtenaw had $5.0 million of these loans that will be sold in the fourth quarter.

Portfolio Loans
Total portfolio loans were $85.5 million at September 30, 2000, an increase of $16.9 million or 25% from $68.6 at December 31, 1999. This increase resulted primarily from increases in commercial, residential real estate and boat lending production at Pelican National.

The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes mortgage loans available for sale and mortgage loans held for investment. Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.


                                                     September 30, 2000           December 31, 1999
                                                                  % of                           % of
                                                  Amount          Total          Amount          Total
                                                                (Dollars In thousands)
Real estate loans:
Residential, one to four units                  $ 122,636         76.70%        $ 111,646        84.49%
Commercial and industrial real estate              26,674         16.68%           16,987        12.86%
Construction                                        3,716          2.32%            1,706         1.29%
                                                ---------        ------         ---------       ------
Total real estate loans                           153,026         95.70%          130,339        98.64%

Other loans:

Business, commercial                                  706          0.44%              679         0.51%
Automobile                                            186          0.12%              106         0.08%
Boat                                                3,666          2.29%             --            --
Other consumer                                      2,323          1.45%            1,015         0.77%
                                                ---------        ------         ---------       ------
                                                    6,881          4.30%            1,800         1.36%
                                                ---------        ------         ---------       ------
                                                  159,907        100.00%          132,139       100.00%
                                                                 ------         ---------       ------
                                                                 ------         ---------       ------

Unearned fees, premiums and discounts, net           (833)                         (2,647)
Allowance for loan losses                            (442)                           (374)
                                                ---------                       ---------
 Total Loans net (1)                     .      $ 158,632                       $ 129,118
                                                ---------                       ---------
                                                ---------                       ---------

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


                                                            At September 30,   At December 31,
                                                           2000         1999       1999
                                                               (Dollars in thousands)
Nonaccrual loans                                          $  627       $  246       $ --
Loans past due 90 days or more but not on nonaccrual         123          451        1,084
Restructured loans                                          --           --           --
                                                          ------       ------      -------
    Total nonperforming loans                                750          697        1,084
Other real estate owned                                      134          255          538
                                                          ------       ------      -------
    Total nonperforming assets                            $  884       $  952       $1,622
                                                          ------       ------      -------
                                                          ------       ------      -------
Total nonperforming assets to total assets                  0.47%        0.58%        1.04%
    Allowance for loan losses to
    nonperforming loans                                    58.93%       39.17%       34.50%
Nonperforming loans to total assets                         0.39%        0.42%        0.69%


Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio. These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing and prospective economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers' ability to comply with repayment terms. If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected. As Pelican National's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves. The provision for loan losses for the three months ended September 30, 2000 was $60,000. The provision for loan losses for the three months ended September 30, 1999 was $132,000. The decrease is due to the reduction in total nonperforming assets which reduces the amount of the allowance that is required to be specifically allocated. In addition, the allowance for loan loss as a percentage of nonperforming loans has increased from 39% at September 30, 1999 to 79% at September 30, 2000.

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

The allowance for loan losses represented .51% of the loans receivable outstanding as of September 30, 2000 compared with .54% of the loans receivable outstanding as of December 31, 1999. The amount of the provision for loan losses charged to expense in each of these periods represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated credit losses. Such estimates were based on management's assessment of the current economic conditions in Pelican National's market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National's past collection experience.

LIABIILITIES
At September 30, 2000, the total liabilities of Pelican Financial were $168.8 million as compared to $134.9 million at December 31, 1999, an increase of $33.9 million or 25%. This increase was primarily due to increases in deposits, notes payable and repurchase agreements.

Deposits
Total deposits were $75.0 million at September 30, 2000 compared to $62.3 million at December 31, 1999 which represents an increase of $12.7 million or 20%. The increase was due to several factors. Washtenaw transferred approximately $9.0 million of principal and interest deposits related to its servicing portfolio during the second quarter to Pelican National. These deposits were previously at a non-affiliated bank. The transfer was done to provide Pelican National with additional liquidity to generate new loans and to allow Pelican National to earn the interest spread on the additional deposits. Also, Pelican National was able to develop a new relationship that has generated approximately $3.0 million in new deposits. The remaining increase is the result of an increased focus on generating new deposits.


Notes Payable
Notes payable was $34.0 million at September 30, 2000 compared to $25.3 million at December 31, 1999. This increase of $8.7 million or 34% was primarily caused by an increase of loans held for sale balance. Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements
Repurchase agreements were $29.4 million at September 30, 2000 compared to $21.8 million at December 31, 1999. This increase of $7.6 million or 35% in the repurchase agreements was primarily the result of an increase in the balance of loans held for sale. Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases. Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The warehouse line of credit has a limit of $70 million, of which $12.6 million represents a sublimit for servicing under contract for sale, and $6 million represents a working capital sublimit. Borrowing pursuant to the warehouse line of credit totaled $32.1 million at September 30, 2000 and $23.3 million at December 31, 1999. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 7.99% at September 30, 2000 and 6.25% at December 31, 1999. Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase. These agreements typically have terms of less than 90 days and are treated as a source of financing. The effective interest rate on these agreements to repurchase was 7.39% at September 30, 2000 and 5.65% at December 31, 1999.

Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency("OCC"), such as federal funds sold and United States securities and securities guaranteed by the United States. At September 30, 2000, Pelican Financial had a liquidity ratio of 6.78%. Liquidity, as measured in the form of cash and cash equivalents totaled $5.8 million at September 30, 2000, an increase of $4.0 million from December 31, 1999 to September 30, 2000. The increase is primarily the result of an $2.5 million increase in the outstanding federal funds sold at September 30, 2000.

Pelican Financial's ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and origination's. The value of and market for Pelican Financial's loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At September 30, 2000, Washtenaw had outstanding rate-lock commitments to lend $36.3 million for mortgage loans. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of September 30, 2000, Washtenaw had outstanding commitments to sell $85.4 million of mortgage loans. These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at September 30, 2000 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at June 30, 2000 and December 31, 1999, respectively:


                                                                   Actual
                                                    September 30,         December 31,
                                                         2000                 1999
                                                                                                   Required to be
                                                  Pelican    Pelican    Pelican    Pelican   Adequately        Well
                                                  National  Financial   National  Financial  Capitalized    Capitalized
Total Tier 1 Capital to risk-weighted assets       14.51%     17.10%     17.77%     21.23%       8.00%        10.00%
Total Equity Capital to risk-weighted assets       15.21%     17.49%     18.52%     21.63%       4.00%         6.00%
Tier 1 Capital to adjusted total assets            10.36%     10.78%     11.32%     11.52%       4.00%         5.00%


Adoption of FAS 133

Pelican Financial maintains an overall risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. While Pelican National is subject to interest rate risk, it does not currently use any derivative instruments to hedge such risk. However, Washtenaw, through the forward sales of mortgage-backed securities and purchases of mortgage-backed securities and US treasury options, does make use of derivative instruments. Pelican Financial believes this strategy is an appropriate management of the risks associated with interest rate volatility.

The secondary marketing department at Washtenaw assesses the interest rate risk associated with the outstanding commitments it has to fund loans ("pipeline") and loans classified as held for sale ("inventory"). Currently, the governing bodies responsible for the interpretation of FAS 133 do not consider the pipeline a firm commitment and therefore it does not qualify for hedge accounting treatment. Washtenaw's inventory, and the related forward sales of mortgage backed securities and purchases of mortgage-backed securities put options will be accounted for in accordance with FAS 133. The market value of the inventory typically moves contrary to the market value of the forward sales of mortgage backed securities and purchases of mortgage-backed securities and US treasury options. As a result, management believes that the required entries would approximately offset each other. Therefore, as FAS 133 is currently being interpreted, management believes it will not have a material effect on the financial statements.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits
        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the three month period September 30, 2000.


                  Pelican Financial, Inc. and Subsidiaries


                                    Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 10, 2000             /s/ Charles C. Huffman
                                    ----------------------
                                    Charles C. Huffman
                                    President and Chief Executive Officer


Date: November 10, 2000             /s/ Howard M. Nathan
                                    --------------------
                                    Howard M. Nathan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

-------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit Number                              Exhibit
--------------                              -------

27                                          Financial Data Schedule