Form 10-K405
period 2000-12-31
PELICAN FINANCIAL INC
filed 2001-03-28
CIK 1037652

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-K

[X]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the fiscal year ended    DECEMBER 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

                       Commission file number
                                              -------------

                             PELICAN FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                  58-2298215
---------------------------------          ------------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

315 EAST EISENHOWER, ANN ARBOR, MICHIGAN                   48108
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (800) 242-6698
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------     -----------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE              AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The issuer's voting stock trades on the American Stock Exchange under the symbol "PFI." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on March 15, 2001, was $12,377,792 ($3.10 per share based on 3,992,836 shares of common stock outstanding).

         As of March 15, 2001, there were issued and outstanding 3,992,836 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 2000 (Part II).

================================================================================

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.                                                                                                    PAGE
                                                                                                           ----
     Item 1.      Business...................................................................................3
     Item 2.      Properties................................................................................34
     Item 3.      Legal Proceedings.........................................................................35
     Item 4.      Submission of Matters to a Vote of Security Holders.......................................36

PART II.
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....................36
     Item 6.      Selected Financial Data...................................................................37
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..................................................................39
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk................................52
     Item 8.      Financial Statements and Supplementary Data...............................................55
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................................83

PART III.
     Item 10.     Directors and Executive Officers of the Registrant........................................83
     Item 11.     Executive Compensation....................................................................83
     Item 12.     Security Ownership of Certain Beneficial Owners and Management............................83
     Item 13.     Certain Relationships and Related Transactions............................................83

PART IV.
     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................83

SIGNATURES

================================================================================

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Pelican Financial, Inc. was incorporated in Delaware on March 3, 1997 to own and control all of the outstanding capital stock of Pelican National Bank and Washtenaw Mortgage Company. Pelican National is engaged primarily in retail banking and Washtenaw is engaged primarily in mortgage banking. Pelican Financial has no employees other than executive officers who do not receive compensation from Pelican Financial for serving in this capacity. See "Management - Director and Executive Officer Compensation." Pelican Financial engages in no other operations other than the management of its investments in Pelican National and Washtenaw.

         Pelican Financial is registered with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956. Because Pelican Financial is a bank holding company, its primary federal regulator is the Federal Reserve Board.

         Pelican Financial currently operates in both the retail banking and mortgage banking segments through its wholly-owned subsidiaries. As of December 31, 2000, most of Pelican Financial's revenues (net interest income and non-interest income) and earnings before income taxes are attributable to the retail banking segment, primarily conducted by Pelican National. This was due primarily to the mortgage interest rate environment which adversely affected Washtenaw's earnings in 2000. Pelican Financial believes that the retail banking business, primarily conducted by Pelican National, can provide Pelican Financial with strategic advantages as Pelican National grows. One of these advantages may be access to funding sources for Washtenaw's mortgage origination business which would not otherwise be available. These additional funding sources include low cost retail deposits and escrowed funds.

         At December 31, 2000, total assets of Pelican Financial were $201.2 million, of which approximately $95.6 million were assets of Washtenaw and approximately $106.7 million were assets of Pelican National. For the year ended December 31, 2000, net income was $220,000, of which $646,000 was a net loss of Washtenaw, $1.2 million was net income of Pelican National, and $377,000 was a net loss at the holding company level.

MARKET AREA

         The mortgage banking offices of Washtenaw are located in Ann Arbor, Michigan and Pleasant Hill, California. From these offices, Washtenaw operates its national wholesale lending as well as its retail mortgage origination business. Washtenaw does business with over 1,426 correspondent lenders in approximately 41 states. For the year ended December 31, 2000, the top five states in terms of number of loan purchases for Washtenaw are Michigan (32%), Ohio (18%), Florida (10%), California (4%), and Georgia (4%).

         The retail banking operations of Pelican National are primarily located in Naples, Florida and Fort Myers, Florida. In addition, Pelican National plans to open a loan production office in Sarasota, Florida. Pelican National is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. Pelican National's primary service area for attracting deposits and making loans includes the communities located in western Collier County, Florida and Lee County, Florida. These communities include North Naples, Central Naples, East Naples, South Naples, Golden Gate, Marco Island, and the portion of Bonita Springs which is in Collier County, which make up an area locally known as the "greater Naples area." Collier County has, and continues to experience population growth greater than the national and Florida averages. The population of Collier County is estimated to increase 45% from the 1990 census through the year 2000 and is estimated to reach 300,000 people by the year 2005.

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

         Because of its year-round subtropical climate and pristine beaches, Collier County attracts approximately 2.8 million visitors per year. As a result, the service sector is the largest employer in Collier County, particularly hotels such as those operated by Marriott Corporation, Hilton, and Radisson. Small businesses which employ less than five persons also make up approximately 68% of the service sector. The next largest sector is retail trade followed by construction and the government. Per capita personal income in the Naples area is approximately 69% higher than the per capita income of Florida and the United States. According to the Department of Housing and Urban Development, median family income in the Naples area was $54,000 in 1998.

         Lee County also has a year round subtropical climate and pristine beaches and attracts approximately 2.0 million visitors per year. As a result, the service sector is the largest employer in Lee County, particularly resorts such as South Seas Resort Company, Sanibel Harbour Resort and Gasparilla Inn Corporation. Small businesses, which employ less than ten persons, also make up approximately 80% of the service sector. The next largest sector is retail trade followed by the government and construction. Per capita personal income is approximately 1.5% higher than the per capita income of Florida. According to the University of Florida Bureau of Economic and Business Research, median family income in the Fort Myers area was $34,680 in 1998.

COMPETITION

         Pelican Financial faces significant competition both in generating loans at Washtenaw and in attracting deposits and making loans at Pelican National.

         The mortgage banking operations of Washtenaw compete on a national basis with local, regional, and national mortgage lenders, insurance companies, and financial institutions. Many of these competitors are significantly larger and have greater financial resources than Washtenaw. Mortgage banking is a highly competitive business. The underwriting guidelines and servicing requirements set by the participants in the secondary markets are standardized. As a result, mortgage banking products (I.E., mortgage loans and the servicing of these loans) have become difficult to differentiate. Mortgage bankers compete primarily on the basis of price or service, making effective cost management essential. Mortgage bankers generally seek to develop cost efficiencies in one of two ways: economies of scale or specialization. Washtenaw has sought economies of scale through an emphasis on wholesale originations and the introduction of automated processing systems which allow Washtenaw to request and receive credit reports directly into its computer system and then to transmit and receive mortgage approvals and rejections online. Therefore, Washtenaw primarily seeks to distinguish itself by providing quality service through automated processing of loan applications at a price that is below the average of its competition.

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

         Pelican National originates or acquires loans through its retail banking operations. Loans are either held for investment or held available for sale in the secondary market. In addition to mortgage loan production, Pelican National engages in the origination of commercial, commercial real estate, construction, and consumer loans. Pelican National also purchases loan packages to supplement its loan portfolio.

         For the year ended December 31, 2000, Pelican Financial's combined wholesale and correspondent loan production totaled $1.1 billion and its retail loan production totaled $65.0 million.

         The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes mortgage loans available for sale and mortgage loans held for investment. At December 31, 2000, 1999 and 1998, Pelican Financial had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                   DECEMBER 31,                                  JANUARY 31,
                                                                   ------------                                  -----------
                                            2000              1999              1998              1997                1997
                                     ----------------  ----------------    --------------- --------------------------------------
                                      AMOUNT  PERCENT   AMOUNT  PERCENT    AMOUNT  PERCENT  AMOUNT   PERCENT  AMOUNT     PERCENT
                                     -------- -------  -------- -------   -------- ------- -------- -------- --------   ---------
                                                    (Dollars in thousands)
Real estate loans:
   Residential, one to four units..  $128,913  75.71%  $111,646  84.49%   $192,703 95.21%  $100,513  99.81%   $41,240   100.00%
   Commercial and industrial
       real estate.................    28,662  16.83     16,987  12.86       7,631  3.77          -      -          -        -

   Construction....................     6,339   3.72      1,706   1.29         898  0.44          -      -          -        -
                                     -------- -------  -------- -------   -------- ------  -------- -------  --------   -------
      Total real estate loans......   163,914  96.26    130,339  98.64     201,232 99.42    100,513  99.81     41,240   100.00
Other loans:
   Business, commercial............     1,116   0.66        679   0.51         824  0.41          -      -          -        -
   Automobile......................       268   0.16        106   0.08         341  0.17        193   0.19          -        -
   Boat............................     2,731   1.60          -      -           -     -          -      -          -        -
   Other consumer..................     2,249   1.32      1,015   0.77           2     -          -      -          -        -
                                     -------- -------  -------- -------   -------- ------  -------- -------  --------   -------

      Total other loans............     6,364   3.74      1,800   1.36       1,167  0.58        193   0.19          -        -
                                     -------- -------  -------- -------   -------- ------  -------- -------  --------   -------
         Total gross loans.........   170,278  100.00%  132,139  100.00%   202,399 100.00%  100,706  100.00%   41,240    100.00%
                                              =======           =======            ======           =======             =======

Unearned fees, premiums and
   discounts, net..................     (775)           (2,647)              1,056              134                13

Allowance for loan losses..........     (507)             (374)              (127)             (66)                 -
                                     --------          --------           --------         --------          --------

   Total Loans net (1).............  $168,996          $129,118           $203,328         $100,774           $41,253
                                     ========          ========           ========         ========          ========

-----------------
(1) Includes loans held for sale and loans receivable, net.

         In its wholesale and correspondent lending, Washtenaw competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition. Washtenaw primarily originates conforming, fixed rate 30-year mortgage loans, which collectively represented 67.68% of its total loan production for the year ended December 31, 2000, 59.66% of its total loan production for the year ended December 31, 1999, and 61.06% for the year ended December 31, 1998. In addition, Washtenaw offers other products, such as adjustable-rate, 5-year and 7-year balloons, and jumbo mortgages as well as loans pursuant to various Federal Housing Administration programs. Mortgage loans originated are primarily for the purchase of single-family residences, although these loans are also originated for refinancing of existing mortgages.

         During the years ended December 31, 2000, 1999 and 1998, approximately 55.55%, 67.86%, and 79.17%, respectively, of the single-family mortgage loans originated were refinancings of outstanding mortgage loans.

         The following table contains certain information at December 31, 2000 regarding the maturity of Pelican Financial's loan portfolio along with the dollar amounts of loans due after one year which have fixed and variable rates. All loans are shown maturing based upon contractual maturities and includes scheduled payments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Scheduled contractual principal repayments are not necessarily predictive of the actual maturities of loans because of prepayments. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when prevailing mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans, and conversely, decrease when interest rates on existing mortgages are substantially higher than prevailing mortgage rates.



                                                1 TO 4       COMMERCIAL
                                                FAMILY      & INDUSTRIAL                      BUSINESS,
                                             REAL ESTATE    REAL ESTATE     CONSTRUCTION     COMMERCIAL      CONSUMER       TOTAL
                                             -----------    ------------    ------------     ----------      --------       -----
              Non-accrual loans.........      $     975     $        -       $       -        $    -        $       -      $   975
                                             ===========    ============    ============     ==========     =========     ========

              Amounts Due:
                Within 3 months.........        $ 7,958         $6,339         $ 4,048          $381            $ 274     $ 19,000
                3 months to 1 year......          7,497          1,787           1,142           178              385       10,989
                                             -----------    ------------    ------------     ----------     ---------     --------
                   Total due within 1 year       15,455          8,126           5,190           559              659       29,989
                                             -----------    ------------    ------------     ----------     ---------     --------

                After 1 year:
                   1 to 3 years.........         11,957         11,696             974           566            1,062       26,255
                   3 to 5 years.........          2,859          5,303             175           186            1,004        9,527
                   5 to 10 years .......          5,752          1,742               -             -            2,688       10,182
                   10 to 15 years.......          7,765              -               -             -                -        7,765
                   Over 15 years........         84,528          1,257               -             -                -       85,785
                                             -----------    ------------    ------------     ----------     ---------     --------
                     Total due after 1
                       year.............        112,861         19,998           1,149           752            4,754      139,514
                                             -----------    ------------    ------------     ----------     ---------     --------

                   Total................       $128,316        $28,124          $6,339        $1,311           $5,413     $169,503
                                             ===========    ============    ============     ==========     =========     ========


              Allowance for loan losses.       $    299        $  162           $    3        $    3          $    40          507
                                             ===========    ============    ============     ==========     =========     ========

              Fixed rate................        $97,981         $5,792               0          $752          $ 3,963     $108,488

              Variable rate.............         14,880         14,206           1,149             -              791       31,026
                                             -----------    ------------    ------------     ----------     ---------     --------
                Total due after 1 year..       $112,861        $19,998          $1,149          $752        $   4,754     $139,514
                                             ===========    ============    ============     ==========     =========     ========

         The following table contains information on the activity in Pelican Financial's mortgage loans available for sale and its loans held for investment in its portfolio.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                            2000                  1999                  1998
                                                            ----                  ----                  ----
                                                                             (In thousands)
Held for Sale:
  Beginning balance.............................       $     60,536          $    179,454             $   98,658
  Originations..................................          1,075,384             2,244,719              2,405,776
  Repurchases...................................                  -                     -                      -
  Net sales:
    Sales.......................................          1,056,477             2,362,934              2,323,803
    Deferred fees - current year................            (1,350)                 (482)                (1,056)
    Deferred fees - prior year..................                482                 1,056                  1,116
                                                        -----------          ------------            -----------
      Net sales.................................          1,055,609             2,363,508              2,323,863
  Transfers (to) from held for sale.............              (249)                 (129)                (1,117)
                                                        -----------          ------------            -----------
     Ending balance.............................       $     80,062          $     60,536            $   179,454
                                                        ===========          ============            ===========

Held for Investment:
  Beginning balance.............................      $      69,000          $     24,100            $     2,181
  Originations and purchases....................             55,661                62,130                 32,393
  Repurchases...................................                170                   146                 11,084
  Repayments/adjustments........................           (35,556)              (17,205)                   (12)
  Payoffs.......................................               (83)                 (123)               (21,714)
  Sales.........................................                  -                  (31)                   (46)
  Transfers to repossessed assets...............                  -                 (146)                  (903)
  Transfers (to) from held for sale.............                249                   129                  1,117
                                                        -----------          ------------            -----------
     Ending balance.............................       $     89,441          $     69,000           $     24,100
                                                        ===========           ===========            ===========


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

         Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, the originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform with standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration in the case of Ginnie Mae. All loans other than Federal Housing Administration loans are considered conventional loans. Loans with principal balances exceeding agency guidelines, currently those in excess of $275,000 for single-family mortgage loans (I.E., "jumbo" or "nonconforming loans"), are sold to private investors.

         Washtenaw pursues its loan production strategy as part of its mortgage banking operations through Washtenaw's wholesale and correspondent loan production outlets and, to a limited extent, through direct solicitation of commercial banks, savings associations and credit unions and retail loan production.

         WHOLESALE LOAN PRODUCTION. Under its wholesale operations, Washtenaw funds mortgage loans originated by a network of approximately 1,426 independent mortgage brokers nationwide. Approximately 45% of these brokers originate mortgage loans for Washtenaw on a monthly basis and the remainder originate mortgage loans for Washtenaw on a quarterly basis. This network is maintained by Washtenaw's approximately 26 business consultants, who are compensated through a salary and commission package. Many of the larger brokers are provided with loan data entry software by Washtenaw for the entry of loan applicant data in a format familiar to Washtenaw's underwriters and for transmission to Washtenaw's automated underwriting systems for review. All loans originated through brokers are underwritten according to Washtenaw's standards.

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

SECONDARY MARKET ACTIVITIES

         Pelican Financial sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to the loans. During the years ended December 31, 2000, 1999 and 1998, Pelican Financial originated or purchased $1.1 billion, $2.3 billion, and $2.4 billion in total mortgage loans, respectively, and sold $1.1 billion, $2.4 billion, and $2.3 billion of mortgage loans, respectively, in the secondary market. Mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to investors principally at prices established at the time of sale or pursuant to forward sales commitments. Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, and are generally sold to investment banking firms. A limited number of mortgage loans are sold to other institutional and non-institutional investors. For the years ended December 31, 2000, 1999 and 1998, a significant portion of these loans were exchanged for Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms. The remainder were sold to other institutional and non-institutional investors.

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

ASSET QUALITY

         Pelican Financial is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans. Pelican Financial's senior officers closely monitor the loan and real estate owned portfolios for potential problems on a continuing basis and report to the Board of Directors of Pelican Financial at regularly scheduled meetings. These officers regularly review the classification of loans and the allowance for losses. Pelican Financial also has a quality control department, which provides the Board of Directors of Pelican Financial with an independent ongoing review and evaluation of the quality of the process by which lending assets are generated.

         Nonperforming assets consist of nonaccrual loans and real estate owned. Loans are usually placed on nonaccrual status when the loan is past due 90 days or more, or the ability of a borrower to repay principal and interest is in doubt. Real estate acquired by Pelican Financial as a result of foreclosure is classified as other real estate owned until the time it is sold. Pelican Financial generally tries to sell the property at a price no less than its net book value, but will consider discounts where appropriate to expedite the return of the funds to an earning status. When the property is acquired, it is initially recorded at its fair value, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and adjusted through a charge to income for changes in the fair value or cost to sell.

         Pelican Financial establishes an allowance for losses based upon a quarterly or more frequent evaluation by management of various factors including the estimated market value of the underlying collateral, the growth and composition of the loan portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect borrowers' abilities to comply with repayment terms. If actual losses exceed the amount of the allowance for losses, earnings could be adversely affected. As Pelican Financial's provision for losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for losses represents general, rather than specific, reserves.

         The following table summarizes nonperforming loans, other real estate owned, and restructured loans at the periods indicated. During the periods indicated, Pelican Financial had no restructured loans.

                                                                      DECEMBER 31,                     JANUARY 31,
                                                                      ------------                     -----------
                                                     2000         1999          1998         1997          1997
                                                   --------     ---------     --------      ------     -----------
                                                                        (Dollars in thousands)
Nonaccrual loans...............................    $   $975         $  0         $  0         $  0          $  0
Loans past due 90 days or more but not on
  nonaccrual...................................         299        2,291          913        1,675         1,279
                                                   --------     ---------     --------      ------     -----------
    Total nonperforming loans..................       1,274        2,291          913        1,675         1,279

Other real estate owned........................         117          538          581          299           519
                                                   --------     ---------     --------      ------     -----------
    Total nonperforming assets.................      $1,391       $2,829       $1,494       $1,974        $1,798
                                                   ========     =========     ========      ======     ===========

Total nonperforming assets to total assets.....       0.69%        1.82%        0.61%        1.63%         3.73%
Allowance for loan losses to nonperforming loans     39.80%       16.32%       13.91%        3.94%         0.00%
Nonperforming loans to total assets............       0.63%        1.47%        0.37%        1.39%         2.65%

         Pelican Financial relies upon its underwriting department to ascertain compliance with individual investor standards prior to sale of the loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance. During the year ended December 31, 2000, Pelican Financial sold approximately $1.1 billion in single-family mortgage loans into the secondary market, of which only fourteen loans were repurchased during 2000, representing less than 0.1 percent of 10,870 loans originated in 2000. Pelican Financial views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department. All fourteen of the loans repurchased during 2000 were nonperforming. Losses arising from repurchases depend upon whether repurchased loans are or become nonperforming and, if so, whether Pelican Financial is able to recover all of the loan principal and interest otherwise due.

         It has been Pelican Financial's experience, in previous years, and continuing in 2000, that nonperforming loans do not necessarily result in an ultimate loss to Pelican Financial. In addition, Pelican Financial may also have the right to sell the repurchased loan back to the broker or correspondent which originated it, or to seek indemnity from the applicable mortgage insurance company in the case of loans which are underwritten on a contract basis for Pelican Financial by these insurers. It has been management's policy not to provide a general or specific allowance for loan losses on nonperforming loans of Washtenaw because the ultimate risk of loss is low. As a nonperforming loan progresses through the foreclosure process and becomes other real estate owned, Washtenaw evaluates the underlying collateral for salability and determines at that time whether a reserve against other real estate owned is necessary.

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

         The following table contains information with respect to Pelican Financial's allowance for loan losses for the periods indicated



                                                                                                         AT OR FOR THE     AT OR
                                                                           AT OR FOR THE YEAR ENDED       PERIOD FROM     FOR THE
                                                                                  DECEMBER 31,         FEBRUARY 1, 1997  YEAR ENDED
                                                                                  ------------          TO DECEMBER 31, JANUARY 31,
                                                                         2000         1999        1998        1997          1997
                                                                      ----------   ---------   ---------   -----------  -----------
                                                                                         (Dollars in thousands)
Average loans outstanding, net...................................     $154,265    $170,949      $181,874    $  51,094     $52,151
                                                                     =========   =========     =========   ==========    ========
Total gross loans outstanding at end of period (1)...............     $169,533    $129,492      $203,455     $100,839     $41,253
                                                                     =========   =========     =========   ==========    ========
Allowance balance at beginning of period.........................       $  374      $  127        $   65        $   0       $   0
Provision for loan losses........................................          257         255            62           65           0
Actual charge-offs:
  1-4 family residential real estate.............................          118           0             0            0           0
  Other..........................................................            8           8             0            0           0
                                                                     ---------   ---------     ---------   ----------    --------
     Total charge-offs...........................................          126           8             0            0           0
                                                                     ---------   ---------     ---------   ----------    --------
Recoveries:
     Total recoveries............................................            2           0             0            0           0
                                                                     ---------   ---------     ---------   ----------    --------
       Net chargeoffs............................................          124           8             0            0           0
                                                                     ---------   ---------     ---------   ----------    --------
Allowance balance at end of period...............................  $       507    $    374       $   127      $    65    $      0
                                                                     =========   =========     =========   ==========    ========
Net chargeoffs as a percent of average loans.....................        0.08%       0.01%         0.00%        0.00%       0.00%
                                                                     =========   =========     =========   ==========    ========
Allowance for loan losses to total gross loans at end of period..        0.30%       0.29%         0.06%        0.07%       0.00%
                                                                     =========   =========     =========   ==========    ========

(1)  Gross loans include loans held for sale.

         The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

                                                                              DECEMBER 31,
                                                                              ------------
                                                2000                  1999                  1998                  1997
                                       --------------------- --------------------- --------------------- ---------------------
                                                 PERCENT OF             PERCENT OF           PERCENT OF             PERCENT OF
                                                  LOANS IN               LOANS IN             LOANS IN              LOANS IN
                                                    EACH                   EACH                  EACH                 EACH
                                       ALLOWANCE CATEGORY TO ALLOWANCE CATEGORY TO ALLOWANCE CATEGORY TO ALLOWANCE CATEGORY TO
                                         AMOUNT  TOTAL LOANS  AMOUNT   TOTAL LOANS   AMOUNT  TOTAL LOANS  AMOUNT   TOTAL LOANS
                                       --------- ----------- --------- ----------- --------- ----------- --------- -----------
                                                                                     (Dollars in thousands)
1-4 family residential real estate...     $300       75.71%    $138(1)    84.49%      $ 63(1)    95.21%     $63(2)    99.81%
Commercial and industrial real estate      162       16.83       85       12.86         44        3.77        -           -
Construction.........................        2        3.72       11        1.29          4        0.44        -           -
Business, commercial.................        3        0.65      132        0.51         14        0.41        -           -
Automobile...........................        3        0.17        -        0.08          -        0.17        -        0.19
Boat.................................       27        1.60        -           -          -           -        -           -
Other................................       10        1.32        8        0.77          2           -        2           -
Unallocated..........................        -                    -                      -                    -
                                        ---------    -------  ------     -------    -------    -------   --------    -------
    Total............................    $507(1)     100.00%  $374(1)     100.00%    $127(1)    100.00%   $65(2)     100.00%
                                        =========    =======  ======     =======    =======    =======   ========    =======


                                             JANUARY 31,
                                             -----------
                                                1997
                                       ---------------------
                                                 PERCENT OF
                                                  LOANS IN
                                                    EACH
                                       ALLOWANCE CATEGORY TO
                                         AMOUNT  TOTAL LOANS
                                       --------- -----------

1-4 family residential real estate...    $   -      100.00%
Commercial and industrial real estate        -           -
Construction.........................        -           -
Business, commercial.................        -           -
Automobile...........................        -           -
Boat.................................        -           -
Other................................        -           -
Unallocated..........................        -           -
                                         -------    -------
    Total............................    $  -       100.00%
                                         =======    =======

----------------
(1)      None of the allowance amount is allocated to held-for-sale loans.
(2)      $42,000 of the allowance amount is allocated to held-for-sale loans.

UNDERWRITING

         Pelican Financial's mortgage loans are underwritten either in accordance with applicable Fannie Mae, Freddie Mac or Federal Housing Administration guidelines or with requirements set by other investors. Although Pelican Financial is qualified to underwrite Veteran's Administration loans, Pelican Financial does not make these loans.

         All mortgage loans originated or acquired by Pelican Financial, whether through its retail banking operations or through its wholesale or correspondent networks, must satisfy Pelican Financial's underwriting standards. Pelican Financial permits a few originating correspondent lenders operating pursuant to Pelican Financial's delegated underwriting program to perform initial underwriting reviews. Pelican Financial employs an automated underwriting process on most loans that is based upon data provided through Pelican Financial's initial loan data entry software and is available from Fannie Mae through its Desktop Underwriter(TM) software or Freddie Mac through its Loan Prospector software. This process incorporates credit scoring, which in turn employs rules-based and statistical technologies to evaluate the borrower, the property, and the sale of the loan in the secondary market. This process is intended to reduce processing and underwriting time, to improve overall loan approval productivity, to improve credit quality, and to reduce potential investor repurchase requests. Approximately 4.5% of loans underwritten by Pelican Financial are initially underwritten on a contractual basis by mortgage insurance companies, in their capacity as contract underwriters. The mortgage insurance company that supplied the contract underwriter may be required to repurchase loans that are determined not to be in compliance with these underwriting criteria.

         A complete review of all information is conducted on loans underwritten directly by Pelican Financial prior to loan approval. This process involves the transfer of loan data to Pelican Financial by brokers or correspondents using loan data entry software provided by Pelican Financial plus certain other physical documentation or through the physical transfer of loan files to Pelican Financial. Commercial and residential loans originated by Pelican National are underwritten by Pelican National's management.

         To a limited extent, Pelican Financial delegates underwriting authority to select correspondent lenders who meet financial strength, delinquency, underwriting and quality control standards. The lenders may be required to agree to repurchase loans that later become delinquent or to indemnify Pelican Financial from loss.

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

         Additionally, Pelican Financial randomly selects a statistical sample of generally at least 10% of all loans closed each month. This review includes a new credit report review and re-underwriting the loan; reverifying funds, employment, and other information in the loan application; and reviewing the data integrity of the information entered into Pelican Financial's automated underwriting system. Pelican

Financial also orders a second appraisal on 10% of the statistical sample (I.E., 1% of all loans closed each month). Pelican Financial uses Desktop Underwriter(TM) software developed by Fannie Mae and Loan Prospector software developed by Freddie Mac to automate the underwriting process and provides some brokers and correspondents with Desktop Originator(TM) software, a similar product for use by brokers and correspondents of companies. In completing an audit, documentation review is performed to ensure regulatory compliance.

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

MORTGAGE LOAN SERVICING ACTIVITIES

         Pelican Financial derives a portion of its revenues from the servicing of mortgage loans for others. For the years ended December 31, 2000, 1999 and 1998, Pelican Financial realized servicing fee income, net of amortization and impairment, from its mortgage loan servicing operations of $535,000, $1.6 million, $447,000, respectively, which represented 5.01%, 7.48% and 2.07% of Pelican Financial's non-interest income for the respective periods. Servicing arises in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained. With the exception of servicing that has been sold but not yet delivered, Pelican Financial does not subservice loans for others.

         Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and other miscellaneous duties related to loan administration. Pelican Financial collects servicing fees from monthly mortgage payments generally ranging from 0.25% (I.E., 25 basis points) to 0.75% (I.E., 75 basis points) of the declining principal balances of the loans per annum. At December 31, 2000, 1999 and 1998, the weighted average servicing fee on the servicing for others portfolio was 0.26%, 0.29%, and 0.38%, respectively. Pelican Financial utilizes lock box and debit services of a major bank to expedite the collection and processing of the monthly mortgage payments. Approximately 85% of the payments were processed through this service at December 31, 2000.

         Pelican Financial services mortgage loans nationwide. The geographic distribution of Pelican Financial's servicing portfolio reflects the national scope of Pelican Financial's loan originations and acquisitions. Pelican Financial actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate to balance its risks and makes adjustments as it deems necessary. At December 31, 2000 and 1999, Pelican Financial's servicing portfolio consisted of $767 million and $1.1 billion of conventional servicing, respectively. These amounts were in addition to loans serviced by Pelican Financial which were recorded on its books as loans receivable (I.E., available for sale and held for investment).

         There is prepayment risk related to the value of Pelican Financial's mortgage servicing rights if declining interest rates provide borrowers with refinancing opportunities. At December 31, 2000, 1999 and 1998, the total amount of the mortgage servicing rights recorded by Pelican Financial was $6.8 million, $11.0 million and $15.5 million, respectively. For further information, see Note 4 of Notes to

Consolidated Financial Statements. Pelican Financial occasionally enters into forward sale commitments of its mortgage servicing rights. During 2000, Washtenaw was operating under an agreement with a large national purchaser of mortgage servicing rights. Under the contract, forward servicing sales occurred concurrently with the formation of the mortgage-backed securities being serviced. The best efforts contract is intended to minimize the risks of Washtenaw's inability to originate or purchase a sufficient amount of servicing. Management believes that growth in this form of servicing and servicing sales will provide an excellent opportunity for the deployment of capital and retained earnings.

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

         Pelican Financial originates and purchases mortgage servicing rights nationwide. The geographic distribution of Pelican Financial's mortgage servicing portfolio reflects the national scope of Pelican Financial's mortgage loan originations and acquisitions. The five largest states accounted for approximately 65.2% of the total number of mortgage loans serviced and approximately 64.7% of the dollar value of the mortgage loans serviced, at December 31, 2000, while the largest volume by state was Ohio with approximately 22.6% and 22.0% of the mortgage loans serviced by number and value, respectively.

         Pelican Financial's mortgage servicing portfolio includes servicing for adjustable rate, balloon payment, and fixed rate fully amortizing loans. At December 31, 2000, 1.47% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 7.96%; 1.52% related to fixed rate balloon payment loans, which had a weighted average coupon rate of 7.23%; and the remaining 97.01% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 7.48%. At December 31, 2000, Pelican Financial's mortgage servicing portfolio had an aggregate weighted average coupon rate of 7.49%.

         The following table contains information, as of December 31, 2000, on the percentage of fixed-rate, single-family mortgage loans being serviced for others by Pelican Financial, by interest rate category.

COUPON RANGE                                       PERCENTAGE OF PORTFOLIO
--------------------------------------------       ------------------------
     Less than 6.00%........................                 2.2%
     6.01--7.00%............................                34.6
     7.01--8.00%............................                33.0
     8.01--9.00%............................                24.2
     9.01--10.00%...........................                 5.8
     10.01% & above.........................                 0.2
                                                          --------
         Total..............................               100.0%
                                                          ========

The following table contains information regarding the mortgage loan servicing portfolio, including loans held for sale, broken down by state.

                                                             AT DECEMBER 31, 2000
                                ----------------------------------------------------------------------------------
                                                     PERCENTAGE OF
                                  NUMBER OF            NUMBER OF
                                MORTGAGE LOANS       MORTGAGE LOANS        TOTAL MORTGAGE      PERCENTAGE OF TOTAL
                                   SERVICED             SERVICED               AMOUNT             MORTGAGE AMOUNT
                                --------------       --------------        --------------      -------------------
Ohio....................            2,535                22.6%              $199,353,736              22.0%
Michigan................            2,097                18.7%               187,042,090              20.6%
Florida.................            1,047                 9.3%                82,895,814               9.1%
Indiana.................              845                 7.5%                56,775,796               6.2%
Georgia.................              793                 7.1%                61,223,748               6.7%
Pennsylvania............              347                 3.1%                20,759,849               2.3%
Kentucky................              334                 3.0%                27,501,585               3.0%
Illinois................              298                 2.7%                29,687,895               3.3%
Minnesota...............              296                 2.6%                26,999,555               3.0%
North Carolina..........              291                 2.6%                23,157,897               2.6%
South Carolina..........              283                 2.5%                22,409,059               2.5%
Louisiana...............              264                 2.3%                19,967,979               2.2%
Alabama.................              187                 1.7%                 9,989,101               1.1%
West Virginia...........              182                 1.6%                12,252,213               1.4%
Tennessee...............              155                 1.4%                11,702,956               1.3%
Iowa....................              147                 1.3%                11,651,263               1.3%
Wisconsin...............              141                 1.3%                11,421,994               1.3%
Maryland................              130                 1.1%                14,021,620               1.5%
Missouri................              130                 1.1%                 8,185,338               0.9%
Colorado................              106                 0.9%                10,950,653               1.2%
Other...................              630                 5.6%                59,123,739               6.5%
                                   ------              ------               ------------             -----
   Total................           11,238               100.0%              $907,073,880             100.0%
                                   ======              ======               ============             =====

         At December 31, 2000, Pelican Financial was servicing approximately 11,238 mortgage loans with an aggregate unpaid principal balance of $907.1 million. Of these loans, 3.2% were delinquent and an additional 0.02% were in foreclosure. Pelican Financial may be materially affected by loan delinquencies and defaults on loans that it services for others. Under a portion of its servicing contracts, Pelican Financial must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. At December 31, 2000, Pelican Financial's delinquency rates on loans serviced for Freddie Mac, Fannie Mae and Ginnie Mae were 1.5%, 3.04% and 6.1%, respectively. Also, to protect their liens on mortgage properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available. Pelican Financial is generally reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of this reimbursement is typically uncertain. In the interim, Pelican Financial absorbs the cost of funds advanced during the time the advance is outstanding. Further, Pelican Financial bears the costs of collection activities on delinquent and defaulted loans.

INVESTMENT ACTIVITIES

         Since the start of Pelican Financial's retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have been adequate to match Pelican National's loan demand. In addition, Pelican National sells a portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis. Pelican National currently invests excess liquidity in a variety of interest-earning assets. The investment policy related to the retail banking operations of Pelican Financial, as approved by the Board of Directors of Pelican National, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican Financial's lending activities. Pelican Financial primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Generally, Pelican Financial's investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican Financial has invested primarily in U.S. government and agency securities, federal funds, and U.S. government sponsored agency issued mortgage-backed securities. As required by Statement of Financial Accounting Standards, ("SFAS") No. 115, Pelican Financial has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale, or held for trading. At December 31, 2000, all of the investment securities held in Pelican Financial's investment portfolio were classified as available for sale.

         At December 31, 2000, Pelican Financial had invested $1.4 million, or .69% of total assets, in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. In addition, at December 31, 2000, $4.0 million, or 1.98%, of total assets, were debt obligations issued by federal agencies which generally have stated maturities from one year to twenty five years. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities. There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer. In addition, the market value of these securities may be adversely affected by changes in interest rates.

         The following table contains information on the market value of Pelican Financial's investment portfolio at the dates indicated. At December 31, 2000, the market value of Pelican Financial's investment portfolio totaled $6.8 million. During the periods indicated and except as otherwise noted, Pelican Financial had no securities of a single issuer that exceeded 10% of stockholders' equity.

                                                                AT DECEMBER 31,
                                             -----------------------------------------------
                                                    2000              1999           1998
                                             ----------------- ----------------- -----------
                                                                (In thousands)
U.S. Treasury..............................       $    -            $    -           $    -
U.S. Government agency (1).................        3,984             3,820            4,499
Mortgage-backed securities.................        1,880             2,057            1,093
Federal Reserve Bank and FHLB stock........          970               680              261
                                             ----------------- ----------------- -----------
    Total investment securities (2)........       $6,834            $6,557           $5,853
                                             ================= ================= ===========

-------------
(1) At December 31, 2000, 1999 and 1998 includes a $4.0 million, $4.0 million and $3.5 million investment in a Federal Home Loan Bank bond with a carrying value of $4.0 million, $4.0 million and $3.5 million.
(2)      Excludes time deposits held in other financial institutions.

         The following table contains certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of Pelican Financial's investment securities portfolio at December 31, 2000.

                                                                        AFTER FIVE YEARS
                                                     AFTER ONE YEAR BUT     BUT WITHIN
                                   WITHIN ONE YEAR    WITHIN FIVE YEARS     TEN YEARS       AFTER TEN YEARS             TOTAL
                                   --------------     ----------------- ----------------     --------------    --------------------
                                   AMOUNT   YIELD     AMOUNT    YIELD   AMOUNT     YIELD     AMOUNT   YIELD     AMOUNT        YIELD
                                   ------   -----     ------    -----   ------     -----     ------   -----    -------        -----
                                                                    (Dollars in thousands)
U.S. Government Agency.........   $    -      - %     $3,984    6.01%   $    -       -%     $    -       -%     $3,984        6.01%
Mortgage-backed securities.....        -      -            -     -           -       -       1,880    6.39       1,880        6.39
Other..........................        -      -            -     -           -       -         970    7.43         970        7.43
                                   ------             ------            ------               ------            -------
    Total......................   $    -      - %     $3,984    6.01%   $    -       -%     $2,850    6.75%     $6,834        6.32
                                   ======   =====     ======    =====   ======     =====     ======   =====    =======        =====

SOURCE OF FUNDS

         Pelican Financial funds its mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase. The following table contains information pertaining to short-term borrowings for the periods indicated.

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                        -----------------------------------------------
                                                              2000            1999            1998
                                                        --------------  ---------------- --------------
                                                                     (Dollars in thousands)
Short-term borrowings and notes payable
  Average balance outstanding during the period              $71,023        $103,113         $ 95,052
  Maximum amount outstanding at any month-end during
     the period                                              $70,778        $169,089         $215,029
  Weighted average interest rate during the period             8.08%           7.47%            5.44%
  Total short-term borrowings at period end                  $65,005        $ 47,134         $ 95,985
  Weighted average interest rate at period end                 7.64%           6.03%            5.34%

         Pelican Financial conducts its operations utilizing leased premises and occasionally utilizing equipment pursuant to operating leases. The terms of the leases ranged from 12 months to 60 months with remaining lives ranging from one month to 45 months. The obligations remaining under the terms of these agreements totaled $1.2 million at December 31, 2000.

         Pelican National funds its retail banking activities primarily with deposits, loan repayments and prepayments, and cash flows generated from operations. Pelican National offers a variety of deposit accounts with a range of interest rates and terms. Pelican National's deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts. At December 31, 2000, approximately 61.7% of the funds deposited in Pelican National were in certificate of deposit accounts. At December 31, 2000, core deposits (savings, NOW, and money market) represented 38.3% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Pelican National's deposits are obtained predominantly from the area around its offices in Naples and Fort Myers, Florida. Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National's ability to attract and retain deposits. Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. Pelican National does not actively solicit certificate accounts in excess of $100,000 to obtain deposits. At December 31, 2000, $28.3 million, or 55.9% of Pelican National's certificate of deposit accounts were to mature within one year. Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts. To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

         The following table contains information on the amount and maturity of jumbo certificates of deposit (i.e, certificates of deposit of $100,000 or more) at December 31, 2000.

                                                         JUMBO CERTIFICATES
TIME REMAINING UNTIL MATURITY                                OF DEPOSIT
--------------------------------------                   ------------------
                                                           (In thousands)
Less than 3 Months                                            $ 1,147
3 Months to 6 Months                                            2,692
6 Months to 12 Months                                           5,498
Greater than 12 Months                                         13,207
                                                           -----------
     Total                                                    $22,544
                                                           ===========

EMPLOYEES

         At December 31, 2000, Pelican Financial had no employees other than executive officers. At December 31, 2000, Washtenaw had 151 full-time employees and no part-time employees and Pelican National had 32 full-time employees and no part-time employees. None of the employees of Pelican Financial or its subsidiaries were represented by a collective bargaining agreement. Management of Pelican Financial considers its relationship with its employees to be satisfactory.

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

                                   REGULATION

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

         Pelican Financial's profitability, like most bank holding companies, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by Pelican Financial on interest-bearing liabilities, such as borrowings, and the interest rates received by Pelican Financial on its interest-earning assets, such as loans originated or purchased by Pelican Financial or investment securities held in the investment portfolio, comprise a significant portion of Pelican Financial's earnings. In addition, Pelican Financial's profitability is also dependent on the value of its mortgage servicing portfolio, which is also highly sensitive to changes in interest rates. Interest rates are highly sensitive to many factors that are beyond the control of Pelican Financial, such as inflation, recession, and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Pelican Financial and cannot be predicted.

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

         Generally, the Financial Services Modernization Act:

         - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

         - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

         - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

         - Provides an enhanced framework for protecting the privacy of consumer information;

         - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

         - Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"), and

         - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

REGULATION - WASHTENAW

         The mortgage banking operations of Washtenaw are extensively regulated by federal and state governmental authorities and are required to comply with various laws and judicial and administrative decisions. Washtenaw is required to comply with the rules and regulations of the Department of Housing and Urban Development (HUD), Federal Housing Administration, Veteran's Administration, Fannie Mae, Freddie Mac, and Ginnie Mae with respect to originating, underwriting, processing, securitizing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Moreover, lenders such as Washtenaw are required annually to submit audited financial statements to Fannie Mae, Freddie Mac, Ginnie Mae and the Department of Housing and Urban Development and to comply with each regulatory entity's own financial requirements, policies, and procedures. Washtenaw's activities must also comply with, among other federal laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level.

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

         The following table presents the amounts of regulatory capital and the capital ratios for Pelican Financial, compared to its minimum regulatory capital requirements of the Federal Reserve Board as of December 31, 2000.

                                                                      DECEMBER 31, 2000
                       ------------------------------------------------------------------------------------------------------------
                                                                                                                    EXCESS OVER
                                                REQUIRED TO BE          EXCESS OVER         REQUIRED TO BE      REQUIRED TO BE WELL
                               ACTUAL        ADEQUATELY CAPITALIZED   MINIMUM REQUIRED      WELL CAPITALIZED         CAPITALIZED
                       ------------------------------------------------------------------------------------------------------------
                         AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT     PERCENT      AMOUNT   PERCENT
                       ------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Total Capital (to
 Risk-Weighted Assets)  $21,224     17.04%    $10,059    8.00%      $11,165    9.04%    $12,574     10.00%     $  8,650    7.04%
Tier 1 Capital (to
 Risk-Weighted Assets)   20,716     16.64       5,030    4.00        15,686   12.64       7,545      6.00        13,171   10.64
Tier 1 Capital (to
 Average Assets)         20,716     10.50       7,888    4.00        12,828    6.50       9,860      5.00        10,856    5.50

         Only a well capitalized depository institution may accept brokered deposits without prior regulatory approval. Pursuant to OCC and FDIC regulations, an institution is generally considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 capital (leverage) ratio of at least 5%. Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although the examination may occur at longer intervals for small well-capitalized or state chartered banks. Initially, Pelican National is expected to be considered well capitalized, however, no assurance can be given that Pelican National will remain well capitalized or even meet its minimum regulatory capital requirements. The following table presents the amounts of regulatory capital and the capital ratios for Pelican National, compared to its minimum regulatory capital requirements of the OCC as of December 31, 2000.

                                                      AS OF DECEMBER 31, 2000
                             -------------------------------------------------------------------------
                                                           REQUIRED TO BE
                                      ACTUAL            ADEQUATELY CAPITALIZED           EXCESS
                             ---------------------       -----------------        --------------------
                               AMOUNT      RATIO          AMOUNT    RATIO          AMOUNT       RATIO
                             ----------   --------       --------  -------        --------     -------
                                                        (Dollars in thousands)
Total risk-based ratio         $10,604     14.85%         $5,702     8.00%          $4,902       6.85%
Tier 1 risk-based ratio         10,097     14.14           2,851     4.00            7,246      10.14
Leverage ratio                  10,097      9.85           4,098     4.00            5,999       5.85

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

         PREMIUMS FOR DEPOSIT INSURANCE. Pelican National's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), Pelican National Bank does not pay an annual FDIC insurance assessment this time due its well-rated classification. However, effective January 1, 2000, Pelican National began paying as a member of the BIF, an amount equal to approximately
2.12 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. For the year ended December 31, 2000, Pelican National paid an amount equal to approximately 2.06 basis points toward the retirement of the Fico Bonds. Pursuant to the Paperwork Reduction Act, the FDIC is not permitted to establish Savings Association Insurance Fund ("SAIF") assessment rates that are lower than comparable BIF assessment rates. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. While legislation was proposed to eliminate the savings association charter, as of January 1, 1999, there were still financial institutions chartered as savings associations.

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

         PRIVACY. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

         - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third patties and affiliates;
         -        annual notices of their privacy policies to current customers;
                  and
         - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on Pelican Financial's financial condition or results of operations.

         CONSUMER PROTECTION RULES - SALE OF INSURANCE PRODUCTS. In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

         - is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

         - is not insured by the FDIC or any other agency of the United States, the depository institutionor its affiliate; and
         - has certain risks in investment, including the possible loss of value.

         Finally, the depository institution may not condition an extension of credit:

         - on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or
         - on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

         The rule also requires formal acknowledgement from the consumer that disclosures were received.

         In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

         SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

         - identify and assess the risks that may threaten customer information;
         - develop a written plan containing policies and procedures to manage and control these risks;
         -        implement and test the plan; and
         - adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

         The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following discusses factors which may adversely affect Pelican Financial's results of operations, in addition to those factors that generally affect financial services companies and the financial services industry. You should carefully consider these factors in evaluating us and our business.

         OUR BUSINESS DEPENDS UPON OUR BEING ABLE TO BUY AND SELL LOANS AND MORTGAGE SERVICING RIGHTS. In our mortgage banking operations, we currently buy primarily all of the mortgage loans we produce from correspondents or brokers. We generally sell substantially all of the mortgage loans that we produce into the secondary mortgage market and sell all of our mortgage servicing rights to investors. Our business and profitability depend upon our being able to buy and sell loans and mortgage servicing rights in the secondary market.

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

         LOAN DELINQUENCIES AND DEFAULTS ON LOANS THAT WE SERVICE HAVE A DIRECT AFFECT ON OUR PROFITS. If delinquencies and defaults rates are higher than we anticipate, our profits may be hurt. Pursuant to some types of servicing contracts, we must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent. Also, to protect their liens on mortgaged properties, owners of loans usually require us to advance mortgage and hazard insurance and tax payments on schedule even if sufficient escrow funds are not available. We are typically reimbursed by the mortgage owner or from liquidation proceeds for payments advanced. However, the timing of these reimbursements is typically uncertain. In the interim, we must absorb the cost of funds advanced. Further, we must bear the costs of attempting to collect on delinquent and defaulted loans. We also forego servicing income from the time a loan becomes delinquent until foreclosure, at which time these amounts, if any, may be recovered.

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

         CHANGES IN THE LAW AND REGULATIONS MAY AFFECT OUR ABILITY TO DO BUSINESS, OUR COSTS, AND OUR PROFITS. We are subject to extensive state and federal supervision and regulation. This regulation is primarily for the benefit of depositors of Pelican National and the protection of the Bank Insurance Fund and not for the protection of shareholders. Any future changes in the law or regulations may affect our ability to do business and increase our costs.

ITEM 2. PROPERTIES

         (a) Properties.

         Pelican Financial owns no real property but utilizes the offices of Washtenaw. Pelican Financial pays no rent or other consideration for use of this facility. The mortgage banking activities of Pelican Financial are conducted primarily from the offices of Washtenaw located at 315 East Eisenhower, Ann Arbor, Michigan 48108 and wholesale mortgage banking operations are also conducted from a branch office of Washtenaw located at 2300 Contra Costa Boulevard, Pleasant Hill, California 94523. The retail banking activities of Pelican Financial are primarily conducted from the offices of Pelican National located at 811 Anchor Rode Drive, Naples, Florida 33940 and 12730 New Brittany Boulevard, Fort Myers, Florida 33907. All office locations are leased by Pelican Financial.

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

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Secondary Market Activities," and "Item 1. Business - Mortgage Loan Servicing Activities," and "Item 1. Business - Regulation."

         (c) Description of Real Estate and Operating Data.

                  Not Applicable.

ITEM 3. LEGAL PROCEEDINGS

         At December 31, 2000, neither Pelican Financial nor Pelican National was involved in any material legal proceedings. Below is a brief description of material pending legal proceedings to which Washtenaw is a party:

         CHANDLER, ET AL, V. HILTON MORTGAGE CORPORATION AND WASHTENAW MORTGAGE CO., Civil Action No. 94- A-1418-N, U. S. District Court for the Middle District Alabama ("CHANDLER"). On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act ("TILA"). The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act ("RESPA"), a request for declaratory judgement, and a fraud claim. The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments. The suit seeks unspecified damages. On July 29, 1998, the court denied class certification. However, at the request of the plaintiff, the court has permitted plaintiff to refile the motion for class certification. On September 3, 1999, the court issued a stay of the proceedings until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it. Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws. In the opinion of management, the resolution of this matter is not expected to have a material impact on the financial position or results of operations of Pelican Financial.

         HEARN, ET AL V. WASHTENAW MORTGAGE CO., Case No. 4:98-CV-78 (JRE), U.S. District Court for the Middle District of Georgia. On February 19, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments. The suit seeks unspecified damages. On June 22, 1998, Washtenaw filed its answer denying all liability, asserting affirmative defenses, and further asserting that a class should not be certified. On May 16, 2000, the court issued an order granting Washtenaw's motion to stay the case until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it. There have been no additional proceedings in this matter other than limited discovery. Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws. In the opinion of management, the resolution of this matter is not expected to have a material impact on the financial position or results of operations of Pelican Financial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders for a vote during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 10, 2001, there were 3,992,836 shares of common stock of Pelican Financial outstanding held by approximately 76 shareholders of record. The following table sets forth the high and low sales prices of the common stock for the periods indicated. The prices do not include retail markups, markdowns, or commissions. Our common stock has traded on the American Stock Exchange under the symbol "PFI" since November 10, 1999.

           YEAR ENDED                                             HIGH                    LOW
           ------------------------------------------          -----------           ------------
           2000
              First Quarter                                       $5.25                  $3.75
              Second Quarter                                      $4.50                  $2.63
              Third Quarter                                       $3.69                  $2.75
              Fourth Quarter                                      $3.13                  $1.50
           1999
              Fourth Quarter (from November 10, 1999)             $7.50                  $3.63


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

ITEM 6. SELECTED FINANCIAL DATA

         We are providing the following information to aid you in your analysis of Pelican Financial. We derived this financial information presented below from the audited consolidated financial statements of Pelican Financial. The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 below.

SUMMARY FINANCIAL AND OTHER DATA

                                                               AT DECEMBER 31,                       AT JANUARY 31,
                                                               ---------------                      ---------------
                                                2000          1999          1998         1997 (1)         1997
                                           ------------- -------------  ------------- ------------- ---------------
                                                     (Dollars in thousands, except per share information)
 BALANCE SHEET DATA:
   Total assets.........................     $201,236       $155,587      $246,409      $120,756         $48,220
   Cash and cash equivalents ...........       10,174          1,883        10,180         4,376               -
   Total loans, net.....................      168,996        129,118       203,328       100,774          41,253
   Mortgage-backed securities and
    securities available for sale.......        5,864          5,877         5,592         6,984               -

   Nonperforming loans..................        1,274          2,291           913         1,675           1,279
   Real estate acquired through
    foreclosure.........................          117            538           581           299             519
   Total nonperforming assets...........        1,391          2,829         1,494         1,974           1,798

   Deposits.............................       82,008         62,310        35,064        17,578               -
   Short-term borrowings................       38,981         21,845        95,985        60,980          27,680
   Notes payable........................       27,816         25,334        58,226        20,673           3,964
   Federal Home Loan Bank borrowings....       14,000          8,000             -             -               -
   Total liabilities ...................      181,086        134,596       234,009       112,243          41,860

   Stockholders' equity.................       21,364         20,991        12,400         8,514           6,360
   Shares outstanding...................    3,992,836      3,992,836     3,032,836     3,032,836       2,400,000
   Book value per share.................        $5.35          $5.26         $4.09         $2.81           $2.65

 OTHER DATA:
   Number of:
    Full-service retail banking facilities          2              2             1             1               -
    Wholesale/correspondent lending
     offices............................            2              2             1             1               1
    Full-time equivalent employees......          183            182           187           130             109

------------------
(1)      Pelican Financial changed its fiscal year from January 31 to December
         31. Pelican Financial was formed on March 3, 1997.

SUMMARY OF OPERATIONS



                                                                         FOR THE PERIOD
                                                                         FROM FEBRUARY 1,   FOR THE
                                         FOR THE YEAR ENDED DECEMBER 31,     1997 TO       YEAR ENDED
                                         --------------------------------  DECEMBER 31,    JANUARY31,
                                     2000          1999          1998         1997            1997
                                 -----------   -----------   -----------   -----------    -----------
                                                (In thousands, except per share data)
OPERATIONS DATA:
Interest and dividend income .   $    16,244   $    15,327   $    12,351   $     3,420    $     3,016
Interest expense .............         9,938         9,727         8,831         2,455          2,048
                                 -----------   -----------   -----------   -----------    -----------
Net interest income ..........         6,306         5,600         3,520           965            968
Provision for loan losses ....           257           255            62            65           --
                                 -----------   -----------   -----------   -----------    -----------
Net interest income after
  provision for loan losses ..         6,049         5,345         3,458           900            968
Noninterest income ...........        10,683        21,404        21,582         7,733          7,644
Noninterest expense ..........        16,386        21,433        19,112         8,822          7,751
                                 -----------   -----------   -----------   -----------    -----------
Earnings (loss) before
  provision for income taxes
  and cumulative effect of
  change in accounting
  principle ..................           346         5,316         5,928          (189)           861
Provision for income taxes ...           126         1,791         2,041           (52)           332
                                 -----------   -----------   -----------   -----------    -----------
Earnings (loss) before
  cumulative effect of change
  in accounting principle ....           220         3,525         3,887          (137)           529
Cumulative effect of change in
  accounting principle .......          --              97          --            --             --
                                 -----------   -----------   -----------   -----------    -----------
Net earnings (loss) ..........   $       220   $     3,428   $     3,887   $      (137)   $       529
                                 ===========   ===========   ===========   ===========    ===========

PER SHARE DATA:
Basic and diluted earnings
  (loss) per share before
  cumulative effect of change
  in accounting principle (1)    $      0.06   $      1.11   $      1.28   $     (0.05)   $      0.22
Basic and diluted earnings
  (loss) per share(1) ........   $      0.06   $      1.08   $      1.28   $     (0.05)   $      0.22
Weighted Average number of
  shares outstanding(2) ......     3,992,836     3,169,262     3,039,611     2,974,100      2,400,000

-------------------
(1)      On an equivalent basis for prior periods.
(2)      Assumes dilution.

KEY OPERATING RATIOS

                                                                                     FOR THE PERIOD
                                                                                      FROM FEBRUARY   FOR THE YEAR
                                              FOR THE YEAR ENDED DECEMBER 31,          1, 1997 TO        ENDED
                                              -------------------------------          DECEMBER 31,   JANUARY 31,
                                           2000           1999             1998          1997 (1)         1996
                                        ----------    -----------       ----------   --------------  -------------
                                                                 (Dollars in thousands)
PERFORMANCE RATIOS:
   Return on average assets........        0.12%          1.66%            1.82%          (0.26)%         0.90%
   Return on average
    common equity..................        1.04          21.90            37.68           (2.86)          9.22
   Interest rate spread............        2.90           1.83             1.56            0.73           0.76
   Net interest margin.............        3.79           3.10             1.68            1.78           1.86
   Noninterest expense to
    average assets.................        8.74          10.37             9.32           15.06          13.19
   Efficiency ratio................       84.20          71.31            66.48           90.65          82.51

ASSET QUALITY RATIOS:
   Nonperforming assets to total
    assets at end of period........        0.70           1.82             0.61            1.63           3.73
   Nonperforming loans to total
    gross loans at end of period...        0.75           1.77             0.45            1.66           3.10
   Allowance for loan losses to
    total gross loans at end of
    period (2).....................        0.30           0.29             0.06            0.07           0.00
   Allowance for loan losses to
    nonperforming loans at end of
    period.........................       39.80          16.32            13.91            3.94           0.00

MORTGAGE ORIGINATION AND SERVICING
  DATA:
   Mortgage loans originated or
    purchased......................      $1,091,759     $2,305,584      $2,436,846       $732,869       $588,237
   Mortgage loans sold.............       1,055,609      2,363,508       2,323,863        673,872        583,831
   Mortgage loans serviced for others       767,139        939,854       1,198,851        557,011        569,601
   Capitalized value of mortgage
    servicing rights...............           6,797         11,028          15,510          4,340          3,478

(1)  Annualized where appropriate.
(2)  Includes loans held for sale


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

                                                                MORTGAGE
                                                                 BANKING        RETAIL BANKING
                                                                 SEGMENT            SEGMENT        CONSOLIDATED
                                                            -----------------  ----------------   --------------
                                                                                 (In thousands)
 REVENUES
   Year ended
      December 31, 2000.................................         $18,124              $9,165             $26,927
      December 31, 1999.................................          31,587               5,406              36,731
      December 31, 1998.................................          31,719               2,543              32,933


 EARNINGS (LOSS) BEFORE INCOME TAXES
   Year ended
      December 31, 2000.................................           (969)               1,887                 346
      December 31, 1999.................................           4,683                 892               5,219
      December 31, 1998.................................           6,498               (370)               5,928



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

MANAGEMENT STRATEGY

         Pelican Financial's strategy is primarily to take advantage of the existing natural synergies that exist between a mortgage company and a community based bank. The senior management of both Washtenaw and Pelican National are strongly oriented toward mortgage based lending. Management believes that Pelican National's offices are located in growing markets for mortgage loan products. Pelican National's affiliation with a large mortgage company, such as Washtenaw, enables Pelican National to offer a greater array of mortgage loan products than similarly situated community banks. Washtenaw also provides a stable market for the mortgage loans originated by Pelican National at predictable prices. This enables Pelican National to determine the price at which a loan can be sold prior to the closing of the loan. Use of Washtenaw's computer assisted underwriting also provides Pelican National more uniform underwriting of its mortgage loan products. Pelican National is able to provide same day approval for its customers. Washtenaw is also able to provide mortgage investment opportunities to Pelican National at yields not locally available and in geographically diverse regions of the country, thus reducing the risk of a concentrated loan portfolio. Lastly, Washtenaw enables Pelican National to achieve economies of scale unavailable to many competing community banks.

         At the same time, Washtenaw benefits from Pelican National as a depository for escrow deposits in connection with its loan production and servicing activities. To the extent Pelican National desires, Pelican National may invest excess funds in mortgage loan products that Washtenaw has available. In addition, certain aspects of the mortgage banking operations of Washtenaw are cash intensive, such as investments in mortgage servicing rights and loan originations other than mortgage lending. Pelican Financial believes that these activities should be housed in Pelican National. Pelican Financial is hopeful that as the synergies between Pelican National and Washtenaw are realized more fully, Pelican National can act as a warehouse for purchased residential real estate loans.

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

         In addition, management believes that additional retail branches located in cities along the west coast of Florida would be very advantageous. While no new branches were opened during 2000, management continues to look for additional sites in the region.

         Finally, management believes that communication over the internet is an important current and future aspect of its wholesale mortgage banking business. Since 1995, Washtenaw has used its proprietary computer network, WMCNET, to communicate with approximately 1,426 of its mortgage brokers and correspondents. WMCNET permits brokers to lock interest rates and provides computerized underwriting and approval of individual loans. Management believes that it has distinguished itself from other wholesale mortgage companies by providing a rapid response to the broker community. Washtenaw is currently developing the capability to provide retail loan services by use of the internet.

         AVERAGE BALANCE SHEET. The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.


                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                          2000                           1999                         1998
                                             --------------------------------------------------------------------------------------
                                              AVERAGE                       AVERAGE                     AVERAGE
                                               VOLUME  INTEREST YIELD/COST  VOLUME  INTEREST YIELD/COST VOLUME  INTEREST YIELD/COST
                                             --------- -------- ---------- -------- -------- ---------- ------- -------- ----------
                                                                                (Dollars in thousands)
ASSETS
Interest-earning assets:
  Federal funds sold.......................    $ 5,702   $  345    6.05%     $ 3,438   $ 178    5.18%   $ 9,685     $ 390     4.03%
  Securities...............................      6,625      435    6.57        6,458     443    6.86      6,016       479     7.96
  Loans receivable, net....................    154,265   15,464   10.02      170,949  14,706    8.60    181,874    11,482     6.31
                                               -------   ------              -------  ------            -------    ------
    Total interest-earning assets..........    166,592   16,244    9.75      180,845  15,327    8.48    197,575    12,351     6.25
                                                         ------    ----               ------    ----               ------     ----
Noninterest-earning assets:
    Cash and due from banks................      1,612                         1,628                      5,943
    Allowance for loan losses..............      (421)                         (210)                      (106)
    Other assets...........................     19,708                        24,359                      9,784
                                               -------                       -------                   --------
       Total assets........................    187,491                      $206,622                   $213,196
                                               =======                       =======                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts.............................   $  1,088       25    2.30%     $   781      18    2.30    $ 6,016       138     2.29
  Money market accounts....................      2,679      116    4.33        3,627     142    3.92      4,060       178     4.38
  Savings deposits.........................     15,016      623    4.15       11,660     318    2.73      2,406        60     2.49
  Time deposits............................     44,008    2,728    6.20       27,084   1,472    5.43      9,548       558     5.84
  Short-term borrowings....................     82,302    6,445    7.83      103,182   7,777    7.54    170,413     7,897     4.63
                                              --------   ------             --------   -----           --------  --------
    Total interest-bearing liabilities.....    145,093    9,937    6.85      146,334   9,727    6.65    192,443     8,831     4.59
                                                         ------   -----                -----   -----             --------    -----
Noninterest-bearing liabilities:
  Demand deposits..........................      8,411                         3,652                      4,223
  Other liabilities........................     12,753                        40,983                      6,085
 Stockholders' equity......................     21,234                        15,653                     10,445
                                              --------                      --------                   --------
  Total liabilities and stockholders'
      equity...............................   $187,491                      $206,622                   $213,196
                                              ========                      ========                   ========
Interest rate spread.......................                         2.90%                        1.83%                         1.66%
                                                                   =====                        =====                         =====
Net interest income and net interest
  margin...................................              $6,307     3.79%             $5,600     3.10%           $  3,520      1.78%
                                                        =======    -----              ======    =====            ========     =====

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

                                                 YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                                   2000 VS. YEAR ENDED                1999 VS. YEAR ENDED
                                                     DECEMBER 31, 1999                 DECEMBER 31, 1998
                                              -----------------------------    --------------------------------
                                                          CHANGES DUE TO                     CHANGES DUE TO
                                                       --------------------               ---------------------
                                               TOTAL                            TOTAL
                                              CHANGE   VOLUME(1)   RATES(1)     CHANGE    VOLUME(1)    RATES(1)
                                              ------   ---------   --------    --------   ---------    --------
                                                                   (Dollars in thousands)
INTEREST-EARNING ASSETS:

  Federal funds sold.......................    $167       $133        $34       $(212)     $(301)       $ 89
  Securities...............................      (8)         12       (20)         (36)         34       (70)
  Loans receivable, net....................     758    (1,093)      1,851        3,224      (725)      3,949
                                              ------   ---------   --------    --------   ---------    --------

     Total interest income.................     917      (948)      1,865        2,976      (992)      3,968
                                              ------   ---------   --------    --------   ---------    --------

INTEREST-BEARING LIABILITIES:
  NOW accounts.............................       7          7          -        (120)      (121)          1
  Money market accounts....................     (26)       (44)         18         (36)       (18)       (18)
  Savings deposits.........................     305        108        197          258        252          6
  Time deposits............................   1,256      1,025        231          914        956       (42)
  Short term borrowings....................  (1,332)    (1,650)        318        (120)    (3,870)      3,750
                                              ------   ---------   --------    --------   ---------    --------
     Total interest expense................     210      (554)        764          896    (2,801)      3,697
                                              ------   ---------   --------    --------   ---------    --------

Net change in interest income..............    $707     $(394)     $1,101       $2,080     $1,809      $ 271
                                              ======   =========   ========    ========   =========    ========

----------------
(1) Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

FINANCIAL CONDITION

         GENERAL. At December 31, 2000, total assets were $201.2 million compared to $155.6 million at December 31, 1999, representing an increase of $45.6 million or 29%. Management is committed to growing the balance sheet with quality assets that provide the appropriate yields. The following is a discussion of the significant fluctuations between the December 31, 2000 and 1999 balance sheets.


ASSETS

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $10.2 million at December 31, 2000 compared to $1.9 million at December 31, 1999. The increase of $8.3 million or 436% was primarily the result of an increase in federal funds sold of $6.3 million. Pelican National had excess liquidity resulting from increased deposits due to Washtenaw transferring all of its custodial accounts to Pelican National during the year. Due to the fluctuation in balances of these accounts, Pelican National typically invested the deposits in federal funds sold. The balance of the increase resulted from the sale of approximately $3.6 million in boat loans at the end of the year that will be used to fund loan originations in the future.

         ACCOUNTS RECEIVABLE. At December 31, 2000, accounts receivable totaled $5.5 million compared to $2.3 million at December 31, 1999. The increase of $2.2 million or 96% was primarily the result of an increase in receivables related to the sale of servicing by Washtenaw. Under the terms of the contract related to the bulk sale of servicing during the fourth quarter, Washtenaw received a portion of the gross proceeds during the year ended December 31, 2000. The remainder will be received in the first quarter of 2001.

         LOANS HELD FOR SALE. At December 31, 2000, loans held for sale was $80.1 million compared to $60.5 million at December 31, 1999. This increase of $19.6 million or 32% was caused by an increase in loan production that will be sold to private investors. The length of time required to prepare and sell loans to these investors is typically longer than the length of time it takes to sell loans to the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.

         LOANS RECEIVABLE. Total portfolio loans were $88.9 million at December 31, 2000, an increase of $20.3 million or 30% from $68.6 at December 31, 1999. This increase resulted primarily from increases in commercial, residential real estate and boat lending production at Pelican National.

LIABILITIES

         DEPOSITS. Total deposits were $82.0 million at December 31, 2000 compared to $62.3 million at December 31, 1999, representing an increase of $19.7 million or 32%. The increase was due to several factors. Washtenaw transferred approximately $9.0 million of principal and interest deposits related to its servicing portfolio during the second quarter to Pelican National. These deposits were previously held by a non-affiliated bank. The purpose of the transfer was to provide Pelican National with additional liquidity to generate new loans and to allow Pelican National to earn the interest spread on the additional deposits. Also, Pelican National developed a new relationship that has generated approximately $3.0 million in new deposits. The remaining increase is the result of an increased focus on generating new deposits.

         REPURCHASE AGREEMENTS. Repurchase agreements were $39.0 million at December 31, 2000 compared to $21.8 million at December 31, 1999. This increase of $17.2 million or 79% was primarily the result of an increase in the balance of loans held for sale. Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases. Therefore, the repurchase agreements balance will typically move in direct correlation to the loans held for sale balance.

         FEDERAL HOME LOAN BANK BORROWINGS. During the year, Federal Home Loan Bank borrowings increased from $8.0 million to $14.0 million at December 31, 2000, at December 31, 1999. The increase of $6.0 million or 75% was due to Pelican National obtaining additional liquidity to fund the growth of its loan portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999

         GENERAL. Pelican Financial's net income for the year ended December 3l, 2000 was $220,000 or $.06 per share, diluted, compared to $3.4 million or $1.08 per share, diluted, for the year ended December, 31, 1999. The decrease of $3.2 million for the year ended December 31, 2000 was primarily the result of decreases in noninterest income including servicing income and gains on sales of mortgage servicing rights offset partially by increases in net interest income and decreases in noninterest expense and the provision for income taxes.

         LOAN PRODUCTION. The volume of loans produced for the year ended December 31, 2000 totaled $1.1 billion, as compared to $2.3 billion for the year ended December 31, 1999, reflecting a decrease of $1.2 billion, or approximately 52%. The decrease in loan production was due to a decrease in loan production at Washtenaw. Washtenaw's decrease was not unique to Washtenaw but was a result of the rising mortgage interest rates within the mortgage banking industry.

         At December 31, 2000 and 1999, Pelican Financial's pipeline of loans in process was $42.4 million and $51.7 million, respectively. Historically, approximately 75% to 90% of the pipeline of loans in process have funded. For the year ended December 31, 2000, Pelican Financial received 23,678 new loan applications compared to 32,246 new loan applications received for the year ended December 31, 1999. These new loan applications result in an average daily rate of applications of $9.2 million and $12.6 million for 2000 and 1999 respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Pelican Financial's loan processing efficiency, and loan pricing decisions.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management. During the year ended December 31, 2000, the provision for loan losses was $257,000 compared to $255,000 for the year ended December 31, 1999. As of December 31, 2000 and 1999, the allowance for loan losses was 0.57% and 0.54% of loans receivable at the end of the period. For more information on the allowance for loan losses, see "Business-Asset Quality."

         NET INTEREST INCOME. Net interest income (interest earned net of interest charges) totaled $6.3 million for the year ended December 31, 2000, as compared to $5.6 million for the year ended December 31, 1999, representing an increase of $700,000 or approximately 13%. The change was primarily due to rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into portfolio loans, which are higher yielding than securities or federal funds sold. The interest rate spread increased from 1.83% at December 31, 1999 to 2.90% at December 31, 2000.

         LOAN SERVICING. At December 31, 2000, Pelican Financial serviced $907.1 million of loans compared to $1.1 billion at December 31, 1999, a decrease of 17.5%. At December 31, 2000 and 1999, with the exception of servicing related to loans held for sale and a portion of loans receivable in Pelican Financial's loan portfolio, all loan servicing was servicing for others. See "Business - Mortgage Loan Servicing Activities." The decrease in Pelican Financial's servicing portfolio during the year ended December 31, 2000 was the result of loan originations decreasing industry wide thus causing Washtenaw's mortgage servicing portfolio to decrease as well as two bulk sales of servicing. The total unpaid principal balance included in the bulk sales of servicing was $278.7 million The weighted-average interest rate of mortgage loans in Pelican Financial's servicing portfolio at December 31, 2000 was 7.65% compared to 7.33% at December 31, 1999. The increase in the weighted average interest rate of mortgage loans in Pelican Financial's servicing portfolio is primarily the result of portfolio turnover during an industry-wide increasing interest rate environment.

         During the year ended December 31, 2000, the prepayment rate of Pelican Financial's servicing portfolio was 9.96%, compared to 10.41% for the year ended December 31, 1999. In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market. The prepayment on Pelican Financial's servicing portfolio remains relatively low because Pelican Financial typically sells servicing for loans that are more than one year old. Generally, the rate at which loans less than one year old prepay is lower than more mature loans.

         Pelican Financial recorded amortization and net impairment of its mortgage servicing rights for the year ended December 31, 2000 of $2.1 million (consisting of amortization of $2.0 million and impairment of $100,000), compared to $2.2 million (consisting of amortization of $2.8 million and a reduction of impairment of $600,000) for the year ended December 31, 1999. The factors affecting the amount of amortization and impairment of mortgage servicing rights recorded in an accounting period include the loan type (conventional fixed or adjustable rate), the term (15, 20, or 30 year or balloon), the date of loan acquisition, the cost of servicing the loans based on the industry, and the actual and assumed prepayment and interest rates. For further information related to the amortization and impairment of mortgage servicing rights, see Note 1 to Pelican Financial's Notes to Consolidated Financial Statements under the subheading "Mortgage Servicing Rights, Net."

         COMPENSATION AND EMPLOYEE BENEFITS EXPENSE. Compensation and benefits totaled $8.7 million for the year ended December 31, 2000 compared to $12.8 million for the year ended December 31, 1999, representing a decrease of approximately $4.1 million or 32.0%. The decrease during 2000 was primarily the result of a decrease in the full time equivalent employees from 182 at December 31, 1999 to 159 at June 30, 2000. The number of full time equivalent employees increased back to 183 at December 31, 2000 as mortgage loan applications started to increase industry wide during the fourth quarter and additional support staff was added to the retail banking operations. The decrease was also attributable to the reduction in commissions paid by Washtenaw to its sales force as a result of the decrease in originations.

         OCCUPANCY AND EQUIPMENT EXPENSE. Occupancy and equipment expense totaled $1.5 million for the year ended December 31, 2000 compared to $1.5 million for the year ended December 31, 1999. Pelican Financial did not open any additional offices during 2000.

         OTHER NONINTEREST EXPENSE. Other noninterest expenses totaled $4.1 million for the year ended December 31, 2000 compared to $5.0 million for the year ended December 31, 1999, representing an increase of $900,000 or 17.6%. Other noninterest expense consists primarily of office and computer supplies, express mail expenses, telephone expenses and servicing foreclosure expenses. The decrease during 2000 was primarily attributable to the reduction in operations and staffing levels of Washtenaw during the first half of the year caused by the decrease in loan production.

         PROFITABILITY OF MORTGAGE BANKING ACTIVITIES. For the year ended December 31, 2000, Pelican Financial's net loss from mortgage banking activities was $600,000 compared to net income of $3.1 million for the year ended December 31, 1999. The decrease of $3.7 million or 119.4% was primarily due to the decrease in mortgage loan originations industry wide during the year. Due to a rising mortgage interest rate environment, revenues from loan originations of mortgage banking entities, including Washtenaw, decreased during the year.

         Gain on sales of mortgage servicing rights and loans for the year ended December 31, 2000 totaled $7.0 million. For the year ended December 31, 1999, gain on sale of mortgage servicing rights and loans was $16.1 million. The $9.1 decrease represents a 56.5% decrease between periods. The overall cost of purchasing servicing rights increased during 2000 as the industry volume of new loan originations decreased. The reduction in new loan originations resulted in an environment that forced Washtenaw to pay a higher premium to attract new loans. Additionally, Washtenaw made concessions on pricing to its new California branch in order to attract new accounts that were previously unfamiliar with Washtenaw.

         Gain on sale of mortgage servicing rights and loans, included concurrent and bulk sales of servicing rights. The gain on sale of mortgage servicing rights and loans resulted from the sale of loans with an aggregate principal balance of approximately $1.1 billion for the year ended December 31, 2000 as compared to $2.2 billion for the year ended December 31, 1999. For the year ended December 31,

2000 Washtenaw sold servicing rights on the majority of its current production under a concurrent transfer agreement.

         Interest income for the year ended December 31, 2000, was $7.7 million. For the year ended December 31, 1999 interest income was $10.3 million. The decrease of $2.6 million is attributable to a decrease in loan inventory which was partially offset by an increase in mortgage interest rates. The decrease in loan inventory was primarily due to the industry-wide decrease in loan originations during 2000.

         Income from servicing operations totaled $2.6 million for the year ended December 31, 2000. For the year ended December 31, 1999, servicing income was $3.7 million. The $1.1 million decrease was primarily attributable to the decrease in the servicing portfolio due to runoff and two bulk sales of servicing totaling $278.7 million in aggregate principal balance.

         PROFITABILITY OF RETAIL BANKING ACTIVITIES. For the year ended December 31, 2000, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $1.2 million. For the year ended December 31, 1999 Pelican National's net income was $589,000. The increase in net income of $600,000 or 96% was primarily attributable to an increase in net interest income of $1.5 million from $2.9 million for the year ended December 31, 1999 to $4.4 million for the year ended December 31, 2000. This increase was the result of the growth of the bank's assets, rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into loans which are higher yielding than investments.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.

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

         LOAN PRODUCTION The volume of loans produced for the year ended December 31, 1999 totaled $2.3 billion, as compared to $2.4 billion for the year ended December 31, 1998, representing a decrease of $100 million, or approximately 4.2%. The decrease in loan production was due to a decrease in loan production at Washtenaw during the third and fourth quarters of 1999. Washtenaw's decrease in loan production was not unique to Washtenaw but was a result of the rising mortgage interest rates within the mortgage banking industry.

         At December 31, 1999 and 1998, Pelican Financial's pipeline of loans in process was $51.7 million and $144.5 million, respectively. Historically, approximately 75% to 90% of the pipeline of loans in process have funded. For the year ended December 31, 1999 Pelican Financial received 32,246 new loan applications compared to 34,164 new loan applications received for the year ended December 31, 1998. These new loan applications result in an average daily rate of applications of $13.6 million and $14.2 million for 1999 and 1998, respectively. The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Pelican Financial's loan processing efficiency, and loan pricing decisions.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management. During the year ended December 31, 1999, the provision for loan losses was $255,000 compared to $62,000 for the year ended December 31, 1998. As of December 31, 1999, the allowance for loan losses was 0.54% of total gross loans receivable at the end of the period. For more information on the allowance for loan losses, see "Business-Asset Quality."

         NET INTEREST INCOME. Net interest income (interest earned net of interest charges) totaled $5.6 million for the year ended December 31, 1999, as compared to $3.5 million for the year ended December 31, 1998, representing an increase of $2.1 million or approximately 60%. The change was primarily due to rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into loans, which are higher yielding than securities and federal funds sold. The interest rate spread increased from 1.66% at December 31, 1998 to 1.83% at December 31, 1999.

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

         COMPENSATION AND EMPLOYEE BENEFITS EXPENSE. Compensation and benefits totaled $12.8 million for the year ended December 31, 1999 compared to $11.1 million for the year ended December 31, 1998, or an increase of approximately $1.7 million or 15.3%. The increase during 1999 was primarily the result of an increase in the full time equivalent employees from 187 at December 31, 1998 to 221 at June 30, 1999 and decreasing to 182 at December 31, 1999 as mortgage loan originations decreased industry wide in the second half of 1999. The increase was also attributable to ordinary and customary increases in salary, and benefits. During the fourth quarter of 1999 Washtenaw reduced its workforce to respond to the industry-wide decrease in mortgage loan originations in the latter portion of 1999.

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

         PROFITABILITY OF MORTGAGE BANKING ACTIVITIES. For the year ended December 31, 1999, Pelican Financial's net income from the mortgage banking activities were $3.1 million compared to $4.3 million for the year ended December 31, 1998. The decrease of $1.2 million or 27.9% was primarily due to the decrease in mortgage loan originations industry wide during the latter half of the year. Due to a rising mortgage interest rate environment, revenues from loan originations of the mortgage banking activities, including Washtenaw, have decreased in the latter half of the year.

         Gain on sale of loans and mortgage servicing rights for the year ended December 31, 1999 totaled $16.1 million. For the year ended December 31, 1998, gain on sale of loans and mortgage servicing rights was $17.0 million. The $900,000 decrease represents a 5.3% decrease between periods. The overall cost of purchasing servicing rights increased during the third and fourth quarters of 1999 as the industry volume of new loan originations decreased. The variability of mortgage interest rates in the latter half of 1999, contributed to higher fallout rates of the mortgage pipeline. 23.2% of the loans given rate locks and hedged by Washtenaw for the year ended December 31, 1999 were not ultimately funded, compared to 24.8% for the year ended December 31, 1998, a decrease of 1.6%. Additionally, Washtenaw made concessions on pricing to the new California branch in order to attract new accounts that were previously unfamiliar with Washtenaw.

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

         PROFITABILITY OF RETAIL BANKING ACTIVITIES. For the year ended December 31, 1999, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $589,000. For the year ended December 31, 1998 Pelican National's net loss was $244,000. The decrease in the net loss of $833,000 or 341% was primarily attributable to an increase in net interest income of $2.0 million from $1.1 million for the year ended December 31, 1998 to $3.1 million for the year ended December 31, 1999. This increase was the result of the growth of the bank's assets and to rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into loans, which are higher yielding than investments.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. Pelican Financial conducts no business other than the business conducted through Pelican National and Washtenaw. Pelican Financial's primary source of funds is dividends paid by Washtenaw and Pelican National. In July 1997, Pelican Financial established a term loan in the amount of $2.0 million, the proceeds of which were contributed to the capital of Pelican National. The term loan is payable on demand and the interest rate is the weighted average Federal Funds Rate plus 2.75%, which resulted in an effective rate of 9.3% at December 31, 2000 and 7.5% at December 31, 1999 As of December 31, 2000, the only dividends received by Pelican Financial have been to make payments pursuant to the term loan. Dividends paid to Pelican Financial by Washtenaw are also limited by the terms of Washtenaw's warehouse line of credit discussed below.

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

         Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The warehouse line of credit has a limit of $70.0 million, of which $6.0 million represents a working capital sublimit. Borrowing pursuant to the warehouse line of credit totaled $26.0 million at December 31, 2000 and $23.3 million at December 31, 1999. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 8.0% at December 31, 2000 and 6.25% at December 31, 1999. The interest rate on the working capital portion of the line of credit is the Federal Funds Rate plus 2.25%. The warehouse line of credit is payable on demand. The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw. Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum servicing portfolio of $500.0 million, a minimum net worth of $7.5 million calculated in accordance with generally accepted accounting principles, and a minimum adjusted tangible net worth of $10.0 million. Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of less than twelve to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of less than one to one. For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement.

         Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase. These agreements typically have terms of less than 90 days and are treated as a source of financing. The weighted average interest rate on these agreements to repurchase was 7.65% at December 31, 2000 and 5.65% at December 31, 1999.

         Pelican Financial's ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations. The value of and market for Pelican Financial's loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, and governmental regulations. During the years ended December 31, 2000, 1999 and 1998, Pelican Financial used cash of $1.1 billion, $2.3 billion, and $2.5 billion, respectively, for the purchase of mortgage loans and mortgage servicing rights and the origination of mortgage loans. During the same periods, Pelican Financial received cash proceeds from the sale of loans and mortgage servicing rights of $1.1 billion, $2.4 billion and $2.5 billion, respectively. Pelican Financial received cash proceeds from the premiums on the sale of loans of $7.2 million, $16.2 million and $17.3 million, respectively, for the years ended December 31, 2000, 1999 and 1998, respectively. A significant amount of Pelican Financial's loan production in any month is funded during the last several business days of that month.

         Pelican Financial generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At December 31, 2000, Pelican Financial had outstanding rate-lock commitments to lend $42.4 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $5.4 million. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 2000, Pelican Financial had outstanding commitments to sell $92.1 million of mortgage loans. These commitments will be funded within 90 days.

         At December 31, 2000, Pelican National exceeded all applicable regulatory minimum capital requirements as well as the requirement to be considered "well capitalized" for regulatory purposes. Pelican Financial also exceeded its regulatory minimum capital requirements at December 31, 2000. For a detailed discussion of the regulatory capital requirements to which Pelican Financial and Pelican National are subject, and for a tabular presentation of compliance with these requirements, see "Regulation - Pelican Financial," "Regulation - Pelican National - Capital Requirements," and Note 13 of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective beginning January 1, 2001. Pelican Financial maintains an overall risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. While Pelican National Bank is subject to interest rate risk, it does not currently use any derivative instruments to hedge such risk. However, Washtenaw, through the forward sales of mortgage-backed securities and purchases of mortgage-backed securities put options, does make use of derivative instruments. Pelican Financial believes this strategy is appropriate to manage the risks associated with interest rate volatility.

         The secondary marketing department at WMC assesses the interest rate risk associated with the outstanding commitments it has to fund loans ("pipeline") and loans classified as held for sale

("inventory"). Currently, FAS 133 does not consider the pipeline a firm commitment and therefore it does not qualify for hedge accounting treatment.

         WMC hedges the loans in inventory through the forward sales of mortgage-backed securities (Forwards) and purchases of mortgage-backed securities put options (Options). Options are used infrequently. Therefore, management has chosen not to designate these as a hedge. Forwards will be designated as fair value hedges against the loans in inventory. Therefore, changes in the fair value of the designated forwards will be offset with the changes in values of the designated hedged loans.

         Effective January 1, 2001, SFAS No. 133 requires each company adopting it to record a cumulative effect of change in accounting principle adjustment. Pelican Financial will record an adjustment of $635,495. This loss was the result of interest rate fluctuations from the time the forward sales of mortgage backed securities were entered into and December 31, 2000.

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

         The continuous movement of interest rates is certain, however, the extent and timing of these movements is not always predictable. Any movements in interest rates has an effect on Pelican Financial's profitability. The value of loans, which Pelican Financial has either originated or purchased or committed to originate or purchase, decreases as interest rates rise and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall. Pelican Financial also faces the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as loans and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments. Pelican Financial's interest rate spread and interest margin may be negatively impacted in a declining interest rate environment even though Pelican Financial generally borrows at short-term interest rates and lends at longer-term interest rates. This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward. Pelican Financial's interest margin may also be negatively impacted in a flat- or inverse-yield curve environment. Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise. In turn, this effects the prepayment speed of loans underlying Pelican Financial's mortgage servicing rights.

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

         Pelican Financial's primary strategy to control interest rate risk is to sell substantially all loan production into the secondary market. This loan production is typically sold while servicing is retained. To further control interest rate risk related to its loan servicing portfolio, Pelican Financial typically sells the servicing for most of its loans within one year of the origination of the underlying loan. The turnover in the loan servicing portfolio assists Pelican Financial in maintaining a constant value of the servicing portfolio by holding servicing on loans that are least likely to be refinanced in the short term. Pelican Financial further attempts to mitigate the effects of changes in interest rates through the use of forward sales of anticipated loan closings and diligent asset and liability management.

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

         The following table contains the amounts of interest-earning assets and interest-bearing liabilities outstanding on December 31, 2000, which are expected to reprice or mature in each of the future periods shown. The amounts of assets or liabilities shown which reprice or mature during a particular period may differ from contractual terms due to repayment assumptions.

                                                                     AT DECEMBER 31, 2000
                                          -------------------------------------------------------------------------
                                                                             OVER 1
                                                            3 MONTHS          YEAR
                                            LESS THAN        THROUGH        THROUGH          OVER
                                             3 MONTHS       12 MONTHS       5 YEARS         5 YEARS          TOTAL
                                          -------------  -------------   -------------    ------------    ---------
                                                                    (Dollars in thousands)
 Interest-earning assets:
    Short-term investments (1).......       $   7,068     $        97    $         -         $     -       $  7,165
    Securities (2)...................               -               -          3,984           2,850          6,834
    Loans............................          98,841          11,019         35,788          23,855        169,503
                                          -------------  -------------   -------------    ------------    ---------
      Total interest-earning assets..         105,909          11,116         39,772          26,705        183,502
 Interest-bearing liabilities:
    Savings deposits.................          18,893               -              -               -         18,893
    Certificates of deposit..........           3,669          24,470         22,465               -         50,604
    Borrowings (3)...................          69,797           3,000          8,000               -         80,797
                                          -------------  -------------   -------------    ------------    ---------
      Total interest bearing liabilities       92,359          27,470         30,465               -       $150,294
                                          -------------  -------------   -------------    ------------    =========
 Interest rate sensitivity gap.......       $  13,550     $  (16,354)    $     9,307         $26,705
                                          =============  =============   =============    ============
 Cumulative gap......................         $13,550     $   (2,804)    $     6,503         $33,208
 Cumulative gap to interest-earning
    assets...........................             13%           (25)%            16%            124%
 Ratio of interest-earning assets to
    interest bearing liabilities.....            115%             40%           131%               -

--------------
(1)      Includes federal funds sold.
(2)      Securities are stated at market value.
(3)      Includes federal funds purchased and other short-term borrowings.

         As shown above, at December 31, 2000, Pelican Financial had a positive gap position based on contractual maturities and repayment assumptions for the next twelve months. This means that Pelican Financial's interest-earning assets reprice more quckly than its interest-bearing liabilities. In a declining interest rate environment, the cost of Pelican Financial's interest-bearing liabilities may be expected to decrease slower than amounts received on interest-earning assets, thus decreasing Pelican Financial's interest rate spread. In an increasing interest rate environment, the positive gap means that the amounts received on interest-earning assets may be expected to increase more quickly than amounts paid on Pelican Financial's interest-bearing liabilities, thus increasing Pelican Financial's interest rate spread.

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

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
Report of Independent Auditors.........................................................................56

Consolidated Balance Sheets at December 31, 2000 and 1999..............................................57

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.................58

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998...59

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.............60

Notes to Consolidated Financial Statements.......................................................61 to 82

                               [CROW CHIZEK LOGO]

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Pelican Financial, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Pelican Financial, Inc. (The "Company'), as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.






                                              /s/ Crowe, Chizek and Company LLP
                                                  Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 23 , 2001

                             PELICAN FINANCIAL, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                                       2000                 1999
                                                                                 ------------------  -------------------
ASSETS
   Cash and cash equivalents                                                           $10,174,294         $  1,883,472
   Accounts receivable, net                                                              5,510,387            2,289,682
   Securities available for sale                                                         5,863,928            5,877,013
   Federal Reserve & Federal Home Loan Bank Stock                                          970,000              680,000
   Loans held for sale                                                                  80,062,256           60,535,699
   Loans receivable, net                                                                88,933,374           68,582,378
   Mortgage servicing rights, net                                                        6,796,597           11,028,468
   Other real estate owned                                                                 117,489              539,869
   Premises and equipment, net                                                             878,913              863,815
   Other assets                                                                          1,929,105            3,307,011
                                                                                 ------------------  -------------------

                                                                                 $     201,236,343        $ 155,587,407
                                                                                 ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
        Noninterest-bearing                                                      $      12,512,146         $  3,911,558

        Interest-bearing                                                                69,496,306           58,398,604
                                                                                 ------------------  -------------------
            Total deposits                                                              82,008,452           62,310,162
   Due to bank                                                                          12,507,351           12,095,538
   Notes payable                                                                        27,815,712           25,333,610
   Repurchase agreements                                                                38,981,233           21,844,801
   Federal Home Loan Bank borrowings                                                    14,000,000            8,000,000
   Other liabilities                                                                     4,559,518            5,011,940
                                                                                 ------------------  -------------------
            Total liabilities                                                          179,872,266          134,596,051

Commitments and contingencies

Shareholders' equity
   Preferred stock, 200,000 shares authorized; none outstanding
   Common stock, $.01 par value 10,000,000 shares authorized; 3,992,836
      outstanding at December 31, 2000 and 1999                                             39,928               39,928
   Additional paid in capital                                                           13,631,156           13,631,156
   Retained earnings                                                                     7,724,926            7,504,631
   Accumulated other comprehensive income (loss), net of tax                              (31,933)            (184,359)
                                                                                 ------------------  -------------------
            Total shareholders' equity                                                  21,364,077           20,991,356
                                                                                 ------------------  -------------------

                                                                                    $  201,236,343        $ 155,587,407
                                                                                 ==================  ===================

                             PELICAN FINANCIAL, INC.
                        Consolidated Statements of Income
                  Years ended December 31, 2000, 1999 and 1998,


                                                                    YEAR ENDED           YEAR ENDED          YEAR ENDED
                                                                   DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                                       2000                 1999                1998
                                                               --------------------- -------------------- ------------------
INTEREST INCOME
   Loans, including fees                                            $    15,464,260      $    14,706,230      $  11,482,241
   Investment securities, taxable                                           434,935              442,949            478,521
   Federal funds sold and overnight accounts                                344,708              177,856            390,019
                                                               --------------------- -------------------- ------------------
         Total interest income                                           16,243,903           15,327,035         12,350,781

INTEREST EXPENSE
   Deposits                                                               3,492,077            1,950,511            933,407
   Other borrowings                                                       6,445,475            7,776,021          7,897,153
                                                               --------------------- -------------------- ------------------
       Total interest expense                                             9,937,552            9,726,532          8,830,560
                                                               --------------------- -------------------- ------------------

NET INTEREST INCOME                                                       6,306,351            5,600,503          3,520,221

Provision for loan losses                                                   257,000              255,145             61,966
                                                               --------------------- -------------------- ------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       6,049,351            5,345,358          3,458,255

Noninterest income
   Securities gains                                                               -                    -             16,402
   Service charges on deposit accounts                                       83,612               52,925             29,320
   Servicing income                                                       2,615,467            3,777,987          3,127,408
   Gain on sales of mortgage servicing rights
     and loans, net                                                       7,187,433           16,189,007         17,289,946
   Other income                                                             796,837            1,384,114          1,118,801
                                                               --------------------- -------------------- ------------------
       Total noninterest income                                          10,683,349           21,404,033         21,581,877

Noninterest expense
   Compensation and employee benefits                                     8,666,530           12,817,212         11,094,958
   Occupancy and equipment                                                1,506,436            1,455,229          1,069,882
   Telephone                                                                419,893              480,587            427,472
   Postage                                                                  358,012              558,775            481,510
   Amortization of mortgage servicing rights                              1,968,042            2,793,136          1,766,031
   Mortgage servicing rights valuation adjustment                           112,609            (616,163)            914,061
   Other noninterest expense                                              3,354,563            3,943,782          3,357,764
                                                               --------------------- -------------------- ------------------
       Total noninterest expense                                         16,386,085           21,432,558         19,111,678
                                                               --------------------- -------------------- ------------------

INCOME  BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                  346,615            5,316,833          5,928,454

Provision for income taxes                                                  126,320            1,791,245          2,041,074
                                                               --------------------- -------------------- ------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                                220,295            3,525,588          3,887,380

Cumulative effect of change in accounting principle                               -               97,119
                                                               --------------------- -------------------- ------------------



NET INCOME                                                          $       220,295       $    3,428,469       $  3,887,380
                                                               ===================== ==================== ==================

Basic and diluted earnings per share before cumulative effect
  of change in accounting principle                                     $       .06         $       1.11         $     1.28


Per share cumulative effect of change in accounting principle                     -               (0.03)                  -
                                                               --------------------- -------------------- ------------------
Basic and diluted earnings per share                                $           .06        $       1.08         $     1.28
                                                               ===================== ==================== ==================



                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 2000, 1999 and 1998

                                                                                                   ACCUMULATED
                                                                          ADDITIONAL                   OTHER         TOTAL
                                                             COMMON         PAID-IN    RETAINED    COMPREHENSIVE  SHAREHOLDERS'
                                                   SHARES     STOCK         CAPITAL     EARNINGS   INCOME (LOSS)     EQUITY
                                                ----------- ----------    ----------  ----------- -------------- --------------
Balance at January 1, 1998                         758,209  $   75,821    $8,246,163   $  188,782    $   2,741      $8,513,507

Issuance of shares from declaration
    of 2 for 1 stock split and change
    in par value from $.10 to $.02                 758,209     (45,493)       45,493

Issuance of shares from declaration
   of 2 for 1 stock split                        1,516,418      30,328       (30,328)

Net Income                                                                              3,887,380                    3,887,380

Other comprehensive loss, net of
   tax of ($450):
    Unrealized gain on securities
      available for sale                                                                                    (873)         (873)
                                                                                                                  -------------
Comprehensive Income                                                                                                 3,886,507

                                                -----------  ----------    ----------  -----------  ------------- --------------
Balance at December 31, 1998                     3,032,836       60,656    8,261,328    4,076,162          1,868      12,400,014

Change in par value from $.02 to $.01                           (30,328)      30,328                                           -

Issuance of shares from initial public
    offering Nov. 10, 1999                         960,000        9,600    5,339,500                                   5,349,100

Net income                                                                              3,428,469                      3,428,469

Other comprehensive loss, net of
  tax of ($95,935):
     Unrealized loss on securities
        available for sale                                                                               (186,227)      (186,227)
                                                                                                                  --------------
Comprehensive income                                                                                                   3,242,242

                                                -----------  ----------   -----------  -----------  ------------- --------------
Balance at December 31, 1999                     3,992,836       39,928   13,631,156    7,504,631       (184,359)     20,991,356

Net income                                                                                220,295                        220,295

Other comprehensive income, net of
  tax of $78,522:
    Unrealized gain on securities
      available for sale                                                                                 152,426         152,426
                                                                                                                    ------------
Comprehensive income                                                                                                     372,721
                                                -----------  ----------   -----------  -----------  ------------- --------------
Balance at December 31, 2000                     3,992,836    $  39,928 $ 13,631,156   $7,724,926     $  (31,933)   $ 21,364,077
                                                ===========  ==========   ===========  ===========  ============= ==============




                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                               YEAR ENDED            YEAR ENDED               YEAR ENDED
                                                              DECEMBER 31,          DECEMBER 31,             DECEMBER 31,
                                                                  2000                  1999                     1998
                                                            ----------------      ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $     220,295       $     3,428,469            $   3,887,380
   Adjustments to reconcile net income  to
      net cash from operating activities
        Amortization (accretion) of securities, net                 (19,962)                1,418                   (2,398)
        Amortization of mortgage servicing rights                 1,968,042             2,793,136                1,766,031
        Mortgage servicing rights valuation adjustment              112,609              (616,163)                 914,061
        Gain on sales of mortgage servicing rights
          and loans, net                                         (7,187,433)          (16,189,007)             (17,289,946)
        Gain on sale of securities                                        -                     -                  (16,402)
        Provision for loan losses                                   257,000               255,145                   61,966
        Depreciation                                                434,402               510,354                  372,519
        Purchases and origination of mortgage loans
          held for sale                                      (1,075,383,892)       (2,244,719,561)          (2,405,776,234)
        Proceeds from sale of mortgage loans held for
          sale                                                1,042,949,756         2,333,495,099            2,299,174,626
       Changes in assets and liabilities that
         (used) provided cash
         Accounts receivable and other assets                    (1,842,799)            2,664,596               (5,727,689)
         Other liabilities                                         (530,944)              444,902                3,019,432
                                                       ---------------------  -------------------- ------------------------
       Net cash provided (used) by operating
         activities                                            (39,022,926)            82,068,388             (119,616,654)

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan originations, net                                       (20,607,996)          (44,963,853)             (22,581,849)
   Proceeds from sales of mortgage servicing rights              22,246,232            48,636,167               30,007,937
   Other real estate owned, net                                     422,380                41,516                 (282,233)
   Property and equipment expenditures, net                        (449,500)             (489,726)                (652,754)
   Purchase of securities available for sale                              -            (2,016,777)              (9,936,732)
   Proceeds from sales of securities available for
      sale                                                                -                     -                1,516,402
   Proceeds from maturities and principal repayments
      of securities available for sale                              263,995             1,448,167                9,830,737
   Purchase of Federal Reserve Stock                               (290,000)             (419,400)                 (80,600)
                                                       ---------------------  -------------------- ------------------------
       Net cash provided by investing activities                  1,585,111             2,236,094                7,820,908

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in deposits                                          19,698,290            27,246,084               17,485,846
   Increase (decrease) in due to bank                               411,813           (26,164,291)              27,556,787
   Proceeds from issuance of common stock, net                            -             5,349,100                        -
   Increase (decrease) in notes payable due on demand             2,482,102           (31,691,894)              37,552,076
   Advances on Federal Home Loan Bank borrowings                  9,000,000             8,000,000                        -
   Repayments on Federal Home Loan Bank borrowings              (3,000,000)                     -                        -
   Payoff  subordinated debt                                              -            (1,200,000)                       -
   Increase (decrease)  in repurchase agreements                 17,136,432           (74,140,043)              35,004,440
                                                       ---------------------  -------------------- ------------------------
       Net cash provided (used) by financing
         activities                                              45,728,637           (92,601,044)             117,599,149
                                                       ---------------------  -------------------- ------------------------
Net change in cash and cash equivalents                           8,290,822            (8,296,562)               5,803,403

Cash and cash equivalents at beginning of year                    1,883,472            10,180,034                4,376,631
                                                       ---------------------  -------------------- ------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $     10,174,294       $     1,883,472            $  10,180,034
                                                       =====================  ==================== ========================
CASH AND EQUIVALENTS IS COMPOSED OF:
Cash and demand deposits due from banks                     $     3,009,294       $     1,015,472             $    678,799
Interest-bearing deposits in banks                                   97,000                97,000                2,142,235
Federal funds sold                                                7,068,000               771,000                7,359,000
                                                       ---------------------  -------------------- ------------------------
      Total cash and cash equivalents                      $     10,174,294       $     1,883,472            $  10,180,034
                                                       =====================  ==================== ========================
Supplemental cash disclosures
Interest paid                                                $    9,726,793       $    10,163,967            $   8,780,853
Income taxes paid                                                   973,270             1,451,000                1,375,000

                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:
Pelican Financial, Inc. (Pelican Financial) is a registered bank holding company. Pelican Financial owns Washtenaw Mortgage Company (Washtenaw) and Pelican National Bank (Pelican National).

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

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Pelican Financial, Pelican National and Washtenaw for all periods. All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

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

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include cash on hand, federal funds sold, interest-bearing deposits in banks, and funds due from banks. Pelican Financial considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Washtenaw was in a book overdraft position at December 31, 2000 and 1999, which is shown in the accompanying balance sheet as due to bank.

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

The line item in the balance sheet included $3,329,176 and $1,186,565 at December 31, 2000 and 1999 of receivables from sales of mortgage servicing rights. Further, the line item was net of an allowance for doubtful accounts and minor contingencies of $73,682 and $150,218 at December 31, 2000 and 1999.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES:
Debt securities are classified as available for sale. Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as other comprehensive income until realized.

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

Pelican Financial purchases forward contracts of loans and mortgage-backed securities and U.S. Treasury options to manage its interest rate exposure. The loans held for sale are generally sold into the forward contracts. Realized and unrealized gains and losses on forward contracts are deferred to the extent they act as a hedge and are included in the valuation of mortgage loans held for sale. Such gains and losses are recognized upon delivery of the underlying mortgage loans and are included in gains on sales of mortgage loans. U.S. Treasury options are carried at the lower of cost or market value, with unrealized losses recognized currently in gains on sales of mortgage servicing rights and mortgage loans.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:
Loans receivable, for which management has the ability and intent to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of deferred fees and costs and an allowance for loan losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management confirms the loan balance is not collectable.

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

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

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

Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, mortgage-servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term (15 year, 20 year, 30 year or balloon), interest rate and date of loan acquisition. Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value, and is recognized through a valuation allowance.

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

LOANS IN FORECLOSURE AND OTHER REAL ESTATE:
Loans in foreclosure and other real estate are recorded at fair value, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate are capitalized, whereas those costs relating to holding the real estate are charged to expense.

PREMISES AND EQUIPMENT:
Premises and equipment are stated at cost, net of accumulated depreciation. Leasehold improvements are depreciated (or amortized) over the lesser of the term of the related lease or the estimated useful lives of the assets. Depreciation is computed using either an accelerated or straight-line method over the estimated useful lives of the related assets.

LONG TERM ASSETS:
Premises and equipment and other long term assets are reviewed for impairment when events dictate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

LOSS CONTINGENCIES:
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

REVENUE RECOGNITION:
Mortgage loans held for sale are generally delivered to secondary market investors under firm sales commitments entered into at or prior to the closing date of the individual loan. Loan sales and the related gains or losses are recorded at the settlement date.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loan origination fees and costs are deferred as a component of the balance of loans held for sale. Since mortgage loans originated or acquired for sale are generally sold within 60 days, any related fees and costs are not amortized during that period, but are recognized when the loan is sold.

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

EARNINGS PER SHARE:
Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed based on the weighted-average number of common shares and common share equivalents during the year. Weighted average shares are restated for all stock splits through the date of the issue of the financials.

CONCENTRATION OF CREDIT RISK:
Pelican National grants commercial, residential and consumer loans primarily to customers in Collier and Lee Counties in Florida. Although Pelican National has diversified the loan portfolio, substantial portions of its debtors are dependent upon the real estate economic sector. Washtenaw originates and purchases loans throughout the nation, however over 50% of loan volume is generated in Michigan, Ohio, Florida, California and Georgia.

IMPACT OF INTEREST RATE FLUCTUATIONS:

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUES OF FINANCIAL INSTRUMENTS:
Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value is presented in Note 16. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not represent the value of Pelican Financial.

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

At January 1, 2001 derivatives held included forward contracts to deliver loans and mortgage backed securities. Although none are held at January 1, 2001, U.S. Treasury options are derivatives that will also be periodically held. Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process. Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge. The effect of adopting SFAS 133 at January 1, 2001 was an expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale.

RECLASSIFICATION:
Certain prior year amounts have been reclassified to conform to the 2000 presentation.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities available for sale consist of the following at December 31:

                                                                          GROSS           GROSS          ESTIMATED
                                                      AMORTIZED        UNREALIZED      UNREALIZED          FAIR
                                                        COST              GAINS          LOSSES            VALUE
                                                 -------------------- --------------  --------------  ----------------
    2000
-------------
             U.S. Government Agencies                   $  4,000,000    $         -    $   (15,938)        $3,984,062
             Mortgage Backed Securities                    1,912,311              -        (32,445)         1,879,866
                                                 -------------------- --------------  --------------  ----------------
                                                        $  5,912,311    $         -    $   (48,383)        $5,863,928
                                                 ==================== ==============  ==============  ================
    1999
-------------
             U.S. Government Agencies                   $  4,000,000    $         -    $  (180,156)        $3,819,844
             Mortgage Backed Securities                    2,156,345          2,909       (102,085)         2,057,169
                                                 -------------------- --------------  --------------  ----------------
                                                        $  6,156,345    $     2,909    $  (282,241)        $5,877,013
                                                 ==================== ==============  ==============  ================


The amortized cost and estimated market value of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Mortgage-backed securities are not due at a single maturity date and are shown separately.

                                                                                                        ESTIMATED
                                                                                      AMORTIZED           FAIR
                                                                                        COST              VALUE
                                                                                  -----------------  -----------------
        Due in one year or less                                                       $          -        $         -
        Due after one year through five years                                            4,000,000          3,984,062
        Mortgage-Backed Securities                                                       1,912,311          1,879,866
                                                                                  -----------------  -----------------

                                                                                      $  5,912,311        $ 5,863,928
                                                                                  =================  =================



No securities were sold in 2000 or 1999. Proceeds on sale of securities available for sale in 1998 were $1,516,402. Gross gains of $16,402 and no gross losses were recognized on those sales..

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                                       2000             1999
                                                                                 ----------------- ----------------
         Commercial, financial and agricultural                                      $  1,115,718       $  664,277

         Commercial real estate                                                        32,363,539       10,832,047

         Residential real estate                                                       50,713,118       57,173,433

         Installment loans                                                              5,248,512          286,500
                                                                                 ----------------- ----------------
         Deduct allowance for loan losses                                              89,440,887       68,956,257
               Loans receivable, net                                                     (507,513)        (373,879)
                                                                                 ----------------- ----------------
                                                                                  $    88,933,374     $ 68,582,378
                                                                                 ================= ================


                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

Activity in the allowance for loan losses for the years are as follows:

                                                                2000               1999              1998
                                                           ---------------- ------------------- ----------------
         Balance at beginning of period                          $ 373,879           $ 127,475         $ 65,509
         Provision for loan losses                                 257,000             255,145           61,966
         Loans charged-off                                       (125,677)             (8,741)                -
         Recoveries                                                  2,311                   -                -
                                                           ---------------- ------------------- ----------------

         Balance at end of period                                $ 507,513           $ 373,879        $ 127,475


Impaired loans are as follows:

                                                                2000               1999
                                                           ---------------- -------------------
         Year-end loans with no allocated allowance for
          loan losses                                          $   465,000          $    -
         Year-end loans with  allocated allowance for
          loan losses                                              510,000               -
                                                           ---------------- -------------------
                                                               $   975,000          $    -


         Amount of the allowance for loan losses allocated     $    61,802          $    -

                                                                2000               1999              1998
                                                           ---------------- ------------------- ----------------
         Average of impaired loans during the year           $1,053,000             $ -              $ -
         Interest income recognized during impairment                 -               -                -
         Cash-basis interest income recognized               $        -             $ -              $ -


Loans to related parties are as follows:

                                                                                       2000              1999
                                                                                 ----------------- -----------------
         Beginning of year                                                             $   47,100        $   34,400
         New loans                                                                         77,787            12,700
         Repayments                                                                      (24,380)                 -
                                                                                 ----------------- -----------------

               End of year                                                            $   100,507        $   47,100
                                                                                 ================= =================

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 4 - MORTGAGE LOANS SERVICED

MORTGAGE SERVICING RIGHTS:

Activity related to mortgage servicing rights is summarized below:

                                                                2000               1999              1998
                                                           ---------------- ------------------- ----------------
         Balance at beginning of period                       $ 11,653,387        $ 16,750,760     $  4,696,038
            Additions                                           18,598,500          43,226,357       27,730,631
            Sales                                              (20,749,720)        (45,530,594)     (13,909,878)
            Amortization                                        (1,968,042)         (2,793,136)      (1,766,031)
                                                           ---------------- ------------------- ----------------
         Balance at end of period                                7,534,125          11,653,387       16,750,760
         Valuation allowance at beginning of period               (624,919)         (1,241,082)        (355,860)
            Adjustment for impairment                             (112,609)            616,163         (914,061)
            Adjustment for sale of servicing rights                      -                   -           28,839
                                                           ---------------- ------------------- ----------------
         Valuation allowance at end of period                     (737,528)           (624,919)      (1,241,082)
         Net                                                  $  6,796,597        $ 11,028,468     $ 15,509,678
                                                           ================ =================== ================

The estimated fair value of mortgage servicing rights as of December 31, 2000, 1999 and 1998 was $7,584,000, $12,010,000 and $15,844,000, respectively.

SERVICING OF MORTGAGE LOANS:
Pelican Financial sells mortgage loans to secondary market investors. Pelican Financial collects monthly principal and interest payments and performs certain escrow services for investors. Pelican Financial's servicing portfolio of loans is principally in Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Ohio, Georgia, Minnesota, Pennsylvania, Louisiana, North Carolina and South Carolina. Pelican Financial's servicing portfolio for outside parties was approximately $767,000,000, $940,000,000 and $1,199,000,000 at December 31,
2000, 1999 and 1998, respectively.

Washtenaw is responsible for establishing and maintaining escrow and custodial funds aggregating approximately $16,761,000 ($16,592,000 held at Pelican National), $15,428,000 ($7,289,000 held at Pelican National) and $24,701,000
($12,472,000 held at Pelican National) at December 31, 2000, 1999 and 1998. The escrow and custodial funds include the loans being serviced while held for sale. These funds are placed on deposit at Federal Deposit Insurance Corporation ("FDIC") insured banks and amounts on deposits outside Pelican Financial are not included in the assets and liabilities of the Company. As is customary in the mortgage banking industry, these funds may be considered by the banks in which such funds are deposited, together with other balances maintained in the banks by the Company, when negotiating credit lines available for Pelican Financial's use.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998


NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment includes the following at year end:


                                                                                    2000               1999
                                                                             ------------------- -----------------
         Computer equipment and software                                            $ 2,602,537      $  2,339,021
         Furniture and fixtures                                                       1,307,111         1,144,846
         Automobiles                                                                          -            27,471
         Leasehold improvements                                                          87,180            56,750
                                                                             ------------------- -----------------
                                                                                      3,996,828         3,568,088
         Accumulated depreciation and amortization                                   (3,117,915)       (2,704,273)
                                                                             ------------------- -----------------

                                                                                    $  878,913        $   863,815
                                                                             =================== =================

NOTE 6 - DEPOSITS

Deposits are comprised of the following at year end:

                                                                                    2000               1999
                                                                             ------------------- -----------------
         Noninterest-bearing                                                   $     12,512,146      $  3,911,558
         Interest -bearing demand                                                     1,614,962           792,160
         Savings                                                                     17,277,589        12,893,734
                                                                             ------------------- -----------------
                                                                                     31,404,697        17,597,452

         Certificates of deposit:
                Under $100,000                                                       26,901,972        26,954,475
                Over $100,000                                                        22,544,439        16,371,000
                IRAs                                                                  1,157,344         1,387,235
                                                                             ------------------- -----------------
         Total certificates                                                          50,603,755        44,712,710
                                                                             ------------------- -----------------

                                                                             $       82,008,452      $ 62,310,162
                                                                             =================== =================

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

         2001                                                                $       28,302,794
         2002                                                                        14,163,550
         2003                                                                         1,911,204
         2004                                                                         5,226,885
         2005                                                                           999,322
         Thereafter                                                                           -
                                                                             -------------------

                                                                             $       50,603,755
                                                                             ===================

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 7 - NOTES PAYABLE

Pelican Financial currently has a warehouse line of credit of $70,000,000, of which $10,500,000 represents a sub-limit for servicing under contract for sale, and $6,000,000 represents a working capital sub-limit. Pelican Financial also has a $1,791,667 note payable. All of the borrowings are payable on demand. The interest rate terms vary and are tied to the federal funds rate (FFR), which was 6.50% and 4.75% at December 31, 2000 and 1999. Notes payable are summarized as follows:

                                       December 31,                          December 31,
                                           2000          Terms                  1999         Terms
                                    ------------------- -------           -----------------  -----
Warehouse line                             $25,706,444  FFR+1.50%             $ 23,333,610  FFR+1.50%
Servicing under contract for
  sale sub-limit                                     -  FFR+1.875%                       -  FFR+1.875%
Working capital sub-limit                      317,601  FFR+2.25%                        -  FFR+2.25%
Other note payable                           1,791,667  FFR+2.75%                2,000,000  FFR+2.75%
                                    -------------------                  ------------------
                                           $27,815,712                        $ 25,333,610
                                    ===================                  ==================

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

NOTE 8 - REPURCHASE AGREEMENTS

Pelican Financial enters into sales of mortgage loans under agreements to repurchase (repurchase agreements). Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the loans sold reflected as a liability in the balance sheet. The dollar amount of loans underlying the agreements remains in the mortgage loans held for sale account. The weighted-average interest rate on these repurchase agreements was 7.65% and 5.65% at December 31, 2000 and 1999. The maximum month end balance during 2000 and 1999 was $38,981,233 and $115,133,920, respectively.

NOTE 9 - FHLB BORROWINGS

Year-end advances from the FHLB are as follows:

                                                                                       2000              1999
                                                                                  ---------------- -----------------
         6.89% advance, due October 2004                                              $ 5,000,000       $ 5,000,000
         4.95% advance, due August 2009                                                         -         3,000,000
         5.79% advance, due October 2010                                                3,000,000                 -
         5.97% advance, due October 2010                                                3,000,000                 -
         5.89% advance, due October 2010                                                3,000,000                 -
                                                                                  ---------------- -----------------
                                                                                      $14,000,000       $ 8,000,000
                                                                                  ================ =================


The above advances are at a fixed interest rate. Mortgage loans totaling approximately $17,000,000 at December 31, 2000, were eligible as collateral for these advances under a blanket collateral agreement with the FHLB.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 10 - FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:

                                                               2000                 1999              1998
                                                        -------------------- ------------------- ----------------
         Current provision (benefit)                          $   1,296,390        $  1,635,316       $  166,341
         Deferred provision (benefit)                            (1,170,070)            155,929        1,874,733
                                                        -------------------- ------------------- ----------------
                                                              $     126,320        $  1,791,245     $  2,041,074
                                                        ==================== =================== ================

The net deferred tax liability is comprised of the following at year end:

                                                                                    2000              1999
                                                                             ------------------- ----------------
         Deferred tax assets
              Loan origination costs                                              $     129,060      $   141,684
              Loan mark to market                                                       139,134          215,334
              Loan loss reserve                                                         179,447          152,704
              Depreciation                                                               10,455                -
              Unrealized loss on securities                                              16,450                -
              Other                                                                      64,424          128,520
                                                                             ------------------- ----------------
                                                                                        538,970          638,242
         Deferred tax liabilities

              Mortgage servicing rights                                              (2,153,925)      (3,485,440)
              Depreciation                                                                    -          (11,983)
              Unrealized gain on securities                                                   -             (962)
              Other                                                                    (120,143)         (62,437)
                                                                             ------------------- ----------------
                                                                                     (2,274,068)      (3,560,822)
                                                                             ------------------- ----------------
         Net deferred tax liability                                                $ (1,735,098)    $ (2,922,580)
                                                                             =================== ================

There was no valuation allowance for deferred taxes in 2000 or 1999.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

                                                                2000               1999               1998
                                                         ------------------- ------------------ -----------------
         Statutory rate applied to income before taxes         $    117,849       $  1,807,723      $  2,015,674

         Add (Deduct)
              Effect of nondeductible expenses                       18,138             48,728            25,161
              Other                                                  (9,667)           (65,206)              239
                                                         ------------------- ------------------ -----------------
         Income tax expense                                    $    126,320       $  1,791,245      $  2,041,074
                                                         =================== ================== =================

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 11 - LEASES

Pelican Financial leases office facilities under noncancelable operating leases.

Future minimum lease payments at December 31, 2000 under noncancelable leases are as follows:


                                               2001                                       $        624,025
                                               2002                                                178,252
                                               2003                                                182,333
                                               2004                                                187,803
                                               2005                                                      -
                                                                                          -----------------

                                                                                          $      1,172,413
                                                                                          =================

For periods ended December 31, 2000, 1999 and 1998, rental expense under operating leases was approximately $661,000, $515,000 and $404,000.

Washtenaw's lease term on its office space will end in August 2001. Washtenaw has entered into negotiation on new office space. This space will be leased from a company principally owned by related parties. The estimated obligation under this lease will be $110,592 for 2001 and $331,776 for years 2002 through 2005. These amounts are not include in the table above.

NOTE 12 - REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that Pelican Financial and Pelican National meet all capital adequacy requirements to which they are subject and are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, Pelican Financial and Pelican National must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed Pelican Financial's or Pelican National's categories.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998


NOTE 12 - REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

Actual consolidated and Pelican National capital amounts (in thousands) and ratios are as follows:

                                                                                                   Minimum Required
                                                                                                      To Be Well
                                                                         Minimum Required          Capitalized Under
                                                                           For Capital             Prompt Corrective
                                                   Actual                Adequacy Purposes         Action Regulations
                                          ------------------------- --------------------------  ------------------------
                                            Amount        Ratio       Amount        Ratio         Amount       Ratio
                                          -----------  ------------ ------------ -------------  ----------- ------------
2000
-------
Total capital (to risk weighted assets)
Pelican Financial                           $ 21,224         17.04%    $ 10,059        8.00%     $  12,574      10.00%
Pelican National                              10,604         14.85        5,702        8.00          7,127      10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial                             20,716         16.64        5,030        4.00          7,545       6.00
Pelican National                              10,097         14.14        2,851        4.00          4,277       6.00
Tier 1 capital (to average assets)
Pelican Financial                             20,716         10.50        7,888        4.00          9,860       5.00
Pelican National                              10,097          9.85        4,098        4.00          5,123       5.00

1999
-------
Total capital (to risk weighted assets)
Pelican Financial                           $ 19,897        21.10%      $ 7,358        8.00%       $ 9,198      10.00%
Pelican National                               9,226        18.52         3,985        8.00          4,981      10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial                             19,523        20.69         3,679        4.00          5,519       6.00
Pelican National                               8,852        17.77         1,992        4.00          2,989       6.00
Tier 1 capital (to average assets)
Pelican Financial                             19,523        11.52         6,779        4.00          8,474       5.00
Pelican National                               8,852        11.32         3,127        4.00          3,909       5.00

The declaration of dividends by Pelican National is limited to Pelican National's retained net profit for the current and prior two years. As of December 31, 2000 dividends payable to Pelican Financial are limited to approximately $1,588,000.

Washtenaw has a covenant in its warehouse credit agreement which limits the amount of dividends Washtenaw may pay to Pelican Financial to $1,000,000 annually.

NOTE 13 - RETIREMENT PLAN

Pelican Financial has a profit sharing plan established under Section 401(k) of the Internal Revenue Code. The plan generally covers employees having at least one year of service. Employees may contribute up to 15% of their compensation. Pelican Financial contributes one-half of the participant's contribution up to 3% of the participant's compensation. Pelican Financial incurred expenses of $59,548, $50,751 and $76,641 relating to the plan during the periods ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes are as follows:

                                                                           2000          1999            1998
                                                                       -------------  ------------   -------------
Unrealized holding gains and losses on available for sale securities       $230,949    $ (282,162)      $ 15,079
Less: Reclassification adjustments for gain later recognized in income            -             -        (16,402)
                                                                       -------------  ------------   -------------
Net unrealized gains and losses on available for sale securities            230,949      (282,162)        (1,323)
Tax effect                                                                 (78,523)        95,935            450
                                                                       -------------  ------------   -------------
Other comprehensive income                                                 $152,426    $ (186,227)        $ (873)
                                                                       =============  ============   =============

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998


NOTE 15 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, Pelican Financial enters into commitments to purchase residential mortgage loans. The commitments are short term in nature and, if drawn on by the counterparty, result in a fixed or variable rate loan collateralized by residential real estate. Pelican Financial has committed to lend at a stipulated interest rate and assumes the risk of a subsequent rise in rates prior to the loan funding. Outstanding mortgage commitments approximated $42,371,000 and $44,002,000 at December 31, 2000 and 1999, respectively, along with outstanding commitments to make other types of loans totaling $8,490,000 and $3,864,000 at December 31, 2000 and 1999. Pelican Financial manages its interest rate exposure on commitments by entering into sales commitments in the cash forward placement market.

Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date. As of December 31, 2000 and 1999, Pelican Financial had approximately $92,118,000 and $56,283,000, respectively, of forward rate agreements to deliver. These agreements were commitments to deliver securitized and whole loans to another party at a specified price and specified date in the future. The risk associated with the forward rate agreements is that Pelican Financial is unable to deliver according to the terms of the agreement. Pelican Financial does not anticipate any material losses as a result of the forward rate agreements.

These instruments also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, Pelican Financial would not incur any significant additional cost by replacing the positions at market rates in effect on December 31, 2000. Pelican Financial minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions who meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

U.S. Treasury options are also used to manage Pelican Financial's interest rate risk. Pelican had no open positions at December 31, 2000 and $155,000 of open positions at December 31, 1999.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The information presented is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998


NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of Pelican Financial's financial instruments were as follows:

                                                      DECEMBER 31,                         DECEMBER 31,
                                                          2000                                 1999
                                          ------------------------------------- ------------------------------------
                                              CARRYING             FAIR             CARRYING            FAIR
                                               VALUE              VALUE              VALUE              VALUE
                                          ----------------- ------------------- ----------------- ------------------
ASSETS
      Cash and cash equivalents               $ 10,174,294       $  10,174,294       $ 1,883,472      $   1,883,472
      Accounts receivable                        5,510,389           5,510,389         2,289,682          2,289,682
      Securities available for sale              5,863,928           5,863,928         5,877,013          5,877,013
      Loans held for sale                       80,062,256          80,204,391        60,535,699         61,104,337
      Loans receivable, net                     88,933,374          89,255,128        68,582,378         69,163,542
      Accrued interest receivable                1,043,759           1,043,759         1,266,524          1,266,524

LIABILITIES
      Deposits                                  82,008,452          82,398,324        62,310,162         62,529,921
      Due to bank                               12,507,351          12,507,351        12,095,538         12,095,538
      Notes payable                             27,815,712          27,815,712        25,333,610         25,333,610
      Repurchase agreements                     38,981,233          38,981,233        21,844,801         21,844,801
      FHLB Advances                             14,000,000          14,200,281         8,000,000          7,903,767
      Accrued interest payable                     303,477             303,477           379,647            379,647
      U. S. Treasury Options                             -                   -           155,000            220,000

OFF-BALANCE SHEET COMMITMENTS
      Commitments to fund residential
         mortgage loans at fixed rates                   -             271,806                 -            (99,359)
      Commitments to sell residential
         mortgage loans and securities
         at fixed rates                                  -            (689,152)                -           (306,999)

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accounts receivable and payable, demand deposits, due to bank, notes payable and repurchase agreements. Security fair values and US Treasury Options are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on sales commitments or secondary market quotes for the related loans or similar loans. Fair value of FHLB Advances is based on the current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 17 - LITIGATION

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

NOTE 18 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

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

Financial Accounting Standards No. 123 Accounting for Stock Based Compensation (SFAS 123) establishes a fair value based method of accounting for employee stock options. The following pro forma information presents net income and earnings per share information as if SFAS 123 had been adopted.

                                                               2000                1999
                                                          --------------      --------------
Net income as reported                                    $    220,294           $ 3,428,469
     Pro forma net income                                      208,594             3,369,124

Basic earnings per share as reported                      $       0.06           $      1.08
     Pro forma basic earnings per share                           0.06                  1.06

Diluted earnings per share as reported                    $       0.06           $      1.08
     Pro forma diluted earnings per share                         0.06                  1.06

The compensation that would have been recorded for 1998 would not have reduced basic or diluted earnings per share by more than $.01.

In future years, the pro forma effect under this standard is expected to increase as additional options are granted.

The pro forma effect are computed using option pricing models, using the following weighted average assumptions as of the grant date.

                                                                       2000             1999
                                                                   -----------       ----------
Risk-free interest rate                                                6.29%            6.00%
Expected option life                                                5 years            years
Expected stock price volatility                                       41.56%           10.53%
Dividend yield                                                                             -


The Plan also provides for granting of stock appreciation rights ("SARS"). SARS may be granted in connection with any or all of the stock options that may be granted subject to certain conditions and limitations imposed by the

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 18 - STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)

Stock Option Committee. The exercise of a SAR will entitle the holder to payment from Pelican Financial of an amount equal to the difference between the fair value of such shares on the date the SAR was originally granted and the fair value of such shares at the exercise date of the SAR. This payment may be made in cash, in shares or partly in each. To date, no SARs have been granted.

All outstanding awards shall become immediately exercisable in the event of a change in control of Pelican Financial.

The following is a summary of stock option activity for the years ended December 31 (adjusted for stock splits):


                                ----------2000----------    ----------1999----------   ----------1998----------
                                               WEIGHTED                    WEIGHTED                   WEIGHTED
                                               AVERAGE                     AVERAGE                    AVERAGE
                                               EXERCISE                    EXERCISE                   EXERCISE
                                OPTIONS         PRICE         OPTIONS       PRICE        OPTIONS       PRICE
                              ------------- --------------- ------------ ------------- ------------ -------------
Outstanding beginning of year      327,250           $5.88      104,000     $    4.11       40,000     $    3.75
Granted                              5,000            3.63      227,250          6.97       92,000          5.58
Exercised                                -               -            -             -            -             -
Forfeited                        (120,250)            6.48      (4,000)          3.75      (8,000)          3.75
Canceled                                 -               -            -             -     (20,000)          5.00
                              ------------- --------------- ------------ ------------- ------------ -------------
Outstanding end of year            212,000           $5.72      327,250     $    5.88      104,000     $    4.11
                              ============= =============== ============ ============= ============ =============
Exercisable at end of year          57,800           $5.35       33,400     $    3.53       32,000     $    3.75
                              ============= =============== ============ ============= ============ =============

Options outstanding at December 31, 2000 have a weighted average life of 8.28 years, with exercise prices ranging from $3.63 to $7.00.

NOTE 19 - EARNINGS (LOSS) PER SHARE

The following summarizes the computation of basic and diluted earnings (loss) per share. Weighted average shares have been restated for all stock splits.

                                                                    2000           1999            1998
                                                                -------------- -------------- ---------------
         Basic earnings per share
                Net income                                      $     220,295    $ 3,428,469     $ 3,887,380
                Weighted average shares outstanding                 3,992,836      3,166,973       3,032,836
                                                                -------------- -------------- ---------------
         Basic earnings per share                               $        0.06    $      1.08     $      1.28
                                                                ============== ============== ===============

         Diluted earnings per share
                Net income                                      $     220,295    $ 3,428,469     $ 3,887,380

                Weighted average shares outstanding                 3,992,836      3,166,973       3,032,836
                Dilutive effect of assumed exercise of stock
                   options                                                  -          1,062           6,775
                                                                -------------- -------------- ---------------

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

                Diluted average shares outstanding                  3,992,836      3,168,035       3,039,611

                     Diluted earnings per share                 $        0.06    $      1.08     $      1.28
                                                                ============== ============== ===============

NOTE 20 - SEGMENT INFORMATION

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

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 20 - SEGMENT INFORMATION (CONTINUED)

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

                                                                       DOLLARS IN THOUSANDS
                                                    MORTGAGE          RETAIL                        CONSOLIDATED
                                                    BANKING          BANKING           OTHER           TOTALS
                                                 ---------------  --------------- ---------------- ---------------
YEAR ENDED DECEMBER 31, 2000
       Net interest income                           $    1,815       $    4,669     $       (178)   $      6,306
       Gain on sales of MSR and loans, net                7,015              172                -           7,187
       Servicing income                                   2,610                5                -           2,615
       Noncash items:
             Provision for loan losses                        -              257                -             257
             MSR amortization & valuation                 2,077                4                -           2,081
       Provision for income taxes                          (323)             644             (195)            126
       Segment profit                                      (646)           1,243             (377)            220
       Segment assets                                    95,640          106,714           (1,118)        201,236

YEAR ENDED DECEMBER 31, 1999
       Net interest income                            $   2,631        $   3,126       $     (157)      $   5,600
       Gain on sales of MSR and loans, net               16,103               86                -          16,189
       Servicing income                                   3,750               28                -           3,778
       Noncash items:
             Provision for loan losses                        -              255                -             255
             MSR amortization & valuation                 2,172                5                -           2,177
       Provision for income taxes                         1,609              303             (121)          1,791
       Segment profit                                     3,074              589             (235)          3,428
       Segment assets                                    76,149           79,621             (183)        155,587

YEAR ENDED DECEMBER 31, 1998
       Net interest income                            $   2,580        $   1,107       $     (167)      $   3,520
       Gain on sales of MSR and loans                    17,029              261                -          17,290
       Servicing income                                   2,940              187                -           3,127
       Noncash items:
             Provision for loan losses                        -               62                -              62
             MSR amortization & valuation                 2,549              131                -           2,680
       Provision for income taxes                         2,235             (126)             (68)          2,041
       Segment profit                                     4,263             (244)            (132)          3,887
       Segment assets                                   205,873           40,537           (1,393)        245,017

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 21 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

                            CONDENSED BALANCE SHEETS

                                                                               -----------------------------------
                                                                                    2000              1999
                                                                               ---------------- ------------------
ASSETS

       Cash and cash equivalents                                                   $     8,402       $    254,101
       Investment in Washtenaw                                                      12,920,526         13,952,991
       Investment in Pelican National                                               10,066,282          8,670,036
       Other assets                                                                    395,143            250,770
                                                                               ---------------- ------------------
          Total assets                                                            $ 23,390,353       $ 23,127,898
                                                                               ================ ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
       Notes payable                                                           $     1,791,667        $ 2,000,000
       Accrued expenses and other liabilities                                          234,609            136,542
       Shareholders' equity                                                         21,364,077         20,991,356
                                                                               ---------------- ------------------
       Total liabilities and shareholders' equity                              $    23,390,353       $ 23,127,898
                                                                               ================ ==================

                         CONDENSED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                   2000             1999              1998
                                                             ----------------- ---------------- ------------------
Dividends from Washtenaw                                       $      386,229       $  155,497         $  165,707
Non interest expense                                                  571,745          355,109            200,342
                                                             ----------------- ---------------- ------------------
Income (loss) before income tax and undistributed                    (185,516)        (199,612)           (34,635)
   subsidiary income
Income tax benefit                                                    194,455          120,737             68,117
Equity in undistributed subsidiary income                             211,356        3,507,344          3,853,898
                                                             ----------------- ---------------- ------------------
Net income                                                            220,295        3,428,469          3,887,380
       Unrealized gain (loss) on securities, net of
         tax and classification effects                               152,426        (186,227)              (873)
                                                             ----------------- ---------------- ------------------


       Comprehensive income                                    $      372,721     $ 3,242,242        $ 3,886,507
                                                             ================= ================ ==================

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998

NOTE 21 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                                    2000             1999              1998
                                                              ----------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                $     220,295      $ 3,428,469       $ 3,887,380
       Adjustments
           Equity in undistributed subsidiary income                  (211,356)      (3,507,344)       (3,853,898)
           Change in other assets                                    (144,372)        (134,589)          (56,556)
           Change in other liabilities                                  98,067          112,973             9,359
                                                              ----------------- ---------------- -----------------
       Net cash  (used) by operating activities                       (37,366)        (100,491)          (13,715)
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from stock issue                                             -        5,349,100                 -
       Contribute capital to affiliates                                             (5,000,000)
       Decrease in note payable due on demand                        (208,333)                -                 -
                                                              ----------------- ---------------- -----------------
         Net cash provided (used) by financing activities            (208,333)          349,100                 -
Net change in cash and cash equivalents                              (245,699)          248,609          (13,715)
Cash and cash equivalents at beginning of year                         254,101            5,492            19,207
                                                              ----------------- ---------------- -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $      8,402       $  254,101         $   5,492
                                                              ================= ================ =================

                             PELICAN FINANCIAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2000, 1999 and 1998


NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               NET        EARNINGS/(LOSS) PER SHARE
                                           INCOME/(LOSS)    BEFORE CUMULATIVE EFFECT
                                              BEFORE        OF CHANGE IN ACCOUNTING
                                            CUMULATIVE             PRINCIPLE
                                             EFFECT OF
                                  NET        CHANGE IN
                   INTEREST    INTEREST     ACCOUNTING
                    INCOME      INCOME       PRINCIPLE       BASIC     FULLY DILUTED   NET INCOME
2000
First Quarter      $3,768,116  $1,765,397        $174,211      $ 0.04         $ 0.04        174,211
Second Quarter      4,138,216   1,555,899         (49,874)      (0.01)         (0.01)       (49,874)
Third Quarter       4,105,053   1,525,323          61,460        0.02           0.02         61,460
Fourth Quarter      4,232,518   1,459,732          34,498        0.01           0.01         34,498

1999
First Quarter      $3,657,830  $1,194,822      $1,493,556      $ 0.46         $ 0.46     $1,396,437
Second Quarter      3,680,038   1,179,847       1,815,331        0.60           0.60      1,815,331
Third Quarter       3,907,870   1,389,611         116,814        0.04           0.04        116,814
Fourth Quarter      4,081,287   1,836,223          99,887        0.01           0.01         99,887


The large fluctuations in net income during 1999 are the result of a decrease in mortgage loan originations at Washtenaw during the third and fourth quarter. Net interest income increased during the fourth quarter of 1999 as a result of Pelican National purchasing a package of loans to hold in its portfolio.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the caption "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in Pelican Financial's Proxy Statement for the annual meeting of stockholders to be held April 25, 2001 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the caption "Compensation of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners.

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management.

                  Information required by this item is incorporated herein by reference to the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

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

         EXHIBIT NUMBER                DESCRIPTION
                3.1                    Certificate of Incorporation of Pelican Financial, Inc. (1)

                3.2                    Bylaws of Pelican Financial, Inc. (1)

                4                      Form of Common Stock Certificate of Pelican Financial, Inc. (1)

                10.1                   Employment Agreement with Michael D. Surgen (1)

                10.2                   Pelican Financial, Inc. Stock Option and Incentive Plan and Forms of Agreements (1)

                10.3                   Master  Agreement  between  Federal  National  Mortgage  Association  and Washtenaw  Mortgage
                                       Corporation dated December 21, 1998 (1)

                21                     Subsidiaries of the Registrant (1)

                23                     Consent of Crowe Chizek and Company LLP

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

                           PELICAN FINANCIAL, INC.


March 21, 2001             By:    /s/ CHARLES C. HUFFMAN
                                 -----------------------------------------------
                                 Charles C. Huffman
                                 President, Chief Executive Officer and Director (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                  TITLE                               DATE
------------------------------------        ------------------------------------         -------------------

 /s/ CHARLES C. HUFFMAN                     President, Chief Executive Officer,          March 21, 2000
------------------------------------        and Chairman of the Board
Charles C. Huffman
(Principal Executive Officer)


 /s/ HOWARD M. NATHAN                       Chief Financial Officer and                  March 21, 2000
------------------------------------        Director
Howard M. Nathan
(Principal Financial and
Accounting Officer)


 /s/ RALIEGH E. ALLEN, JR.                  Director                                     March 21, 2000
------------------------------------
Raliegh E. Allen, Jr.


 /s/ BRENDA L. JONES                        Director                                     March 21, 2000
------------------------------------
Brenda L. Jones


 /s/ MICHAEL L. HOGAN                       Director                                     March 21, 2000
------------------------------------
Michael L. Hogan


 /s/ TIMOTHY J. RYAN                        Director                                     March 21, 2000
------------------------------------
Timothy J. Ryan


 /s/ S. LYNN STOKES                         Director                                     March 21, 2000
------------------------------------
S. Lynn Stokes


/s/ MICHAEL D. SURGEN                       Director                                     March 21, 2000
------------------------------------
Michael D. Surgen