Form 10-Q
period 2001-03-31
PELICAN FINANCIAL INC
filed 2001-05-14
CIK 1037652

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X]   Quarterly Report Pursuant To Section 13 or 15 (d) of the
      Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

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

Common Stock Outstanding as of April 30, 2001

Common stock, $0.01 Par value ................................... 3,992,836 Shares

                                      Index

Part I. Financial Information

     Item 1.   Financial Statements (unaudited)

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                           3

         Consolidated Statements of Income and Comprehensive Income for the Three Months
         Ended March 31, 2001 and 2000                                                                    4

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2001 and 2000                                                                          5

         Notes to Consolidated Financial Statements                                                       6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       9-17

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  17

Part II.        Other Information

     Item 1.  Legal Proceedings                                                                           17

     Item 2.  Changes in Securities and Use of Proceeds                                                   17

     Item 3.  Defaults Upon Senior Securities                                                             17

     Item 4.  Submission of Matters to a Vote of Shareholders                                             17

     Item 5.  Other Information                                                                           17

     Item 6.  Exhibits and Reports on Form 8-K                                                            18

                             PELICAN FINANCIAL, INC.
                           Consolidated Balance Sheets


                                                                                     March 31,          December 31,
                                                                                       2001                 2000
                                                                                    (Unaudited)
                                                                                 ------------------  -------------------
ASSETS
   Cash and cash equivalents                                                     $      16,729,549    $      10,174,294
   Accounts receivable, net                                                              7,165,205            5,510,387
   Securities available for sale                                                         3,824,567            5,863,928
   Federal Reserve & Federal Home Loan Bank Stock                                          970,000              970,000
   Loans held for sale                                                                 140,698,797           80,062,256
   Loans receivable, net                                                                94,315,070           88,933,374
   Mortgage servicing rights, net                                                        9,614,302            6,796,597
   Other real estate owned                                                                 162,588              117,489
   Premises and equipment, net                                                             986,324              878,913
   Other assets                                                                          2,165,910            1,929,105
                                                                                 ------------------  -------------------
                                                                                 $     276,632,312    $     201,236,343
                                                                                 ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
        NonInterest-bearing                                                      $      13,649,821    $      12,512,146
        Interest-bearing                                                                78,497,910           69,496,306
                                                                                 ------------------  -------------------
            Total deposits                                                              92,147,731           82,008,452
   Due to bank                                                                          35,069,248           12,507,351
   Notes payable                                                                        44,902,552           27,815,712
   Repurchase agreements                                                                64,066,095           38,981,233
   Federal Home Loan Bank borrowings                                                    14,000,000           14,000,000
   Other liabilities                                                                     5,261,843            4,559,518
                                                                                 ------------------  -------------------
            Total liabilities                                                          255,447,469          179,872,266

Commitments and contingencies

Shareholders' equity
   Preferred stock, 200,000 shares authorized; none outstanding
   Common stock, $.01 par value 10,000,000 shares authorized; 3,992,836
      outstanding at March 31, 2001 and December 31, 2000                                   39,928               39,928
   Additional paid in capital                                                           13,631,156           13,631,156
   Retained earnings                                                                     7,530,324            7,724,926
   Accumulated other comprehensive income (loss), net of tax                              (16,565)             (31,933)
                                                                                 ------------------  -------------------
            Total shareholders' equity                                                  21,184,843           21,364,077
                                                                                 ------------------  -------------------
                                                                                  $    276,632,312    $     201,236,343
                                                                                 ==================  ===================


                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
     Consolidated Statements of Income and Comprehensive Income (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                            2001               2000
                                                                                     --------------------------------------
INTEREST INCOME
   Loans, including fees                                                                  $    5,074,011      $  3,631,337
   Investment securities, taxable                                                                 99,815           110,749
   Federal funds sold and overnight accounts                                                      98,252            26,030
                                                                                     --------------------------------------
      Total interest income                                                                    5,272,078         3,768,116

INTEREST EXPENSE
   Deposits                                                                                    1,071,685           747,188
   Other borrowings                                                                            2,168,043         1,255,531
                                                                                     --------------------------------------
       Total interest expense                                                                  3,239,728         2,002,719
                                                                                     --------------------------------------
NET INTEREST INCOME                                                                            2,032,350         1,765,397

Provision for loan losses                                                                        120,000            90,000
                                                                                     --------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                            1,912,350         1,675,397

Noninterest income
   Service charges on deposit accounts                                                            23,980            10,463
   Servicing income                                                                              572,642           775,829
   Gain on sales of mortgage servicing rights and loans, net                                   3,030,070         1,725,627
   Other income                                                                                  351,766           202,633
                                                                                     --------------------------------------
       Total noninterest income                                                                3,978,458         2,714,552

Noninterest expense
   Compensation and employee benefits                                                          3,153,843         2,250,826
   Occupancy and equipment                                                                       388,020           377,636
   Telephone                                                                                     144,205            95,361
   Postage                                                                                       150,567            90,982
   Amortization of mortgage servicing rights                                                     360,214           548,439
   Mortgage servicing rights valuation adjustment                                                597,095          (56,653)
   Other noninterest expense                                                                     747,578           814,528
                                                                                     --------------------------------------
       Total noninterest expense                                                               5,541,522         4,121,119
                                                                                     --------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                                       349,286           268,830

Provision for income taxes                                                                       123,393            94,619
                                                                                     --------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                225,893           174,211

Cumulative effect of change in accounting principle, net of tax                                 (420,495)                -
                                                                                     --------------------------------------
NET INCOME (LOSS)                                                                         $    (194,602)        $  174,211
                                                                                     ======================================
Basic and diluted earnings per share before cumulative effect
  of change in accounting principle                                                         $       0.06        $     0.04

Per share cumulative effect of change in accounting principle                                     (0.11)                 -
                                                                                     --------------------------------------
Basic and diluted earnings (loss) per share                                               $       (0.05)        $     0.04
                                                                                     ======================================
COMPREHENSIVE INCOME (LOSS)                                                               $    (179,234)        $  177,203
                                                                                     ======================================

                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                          Three Months Ended March 31,



                                                                                      2001                  2000
                                                                              -------------------- ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net cash provided (used) by operating activities                          $    (71,388,690)          $  (14,755,347)
                                                                              -------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loans receivable originations, net                                                  (5,501,697)               1,587,419
   Proceeds from sales of mortgage servicing rights                                     6,752,737                4,669,819
   Other real estate owned, net                                                           (45,099)                 378,691
   Property and equipment expenditures, net                                              (198,357)                (153,129)
   Proceeds from maturities and principal repayments
      of securities available for sale                                                  2,063,483                  155,723
   Purchase of Federal Reserve Stock                                                            -                  (50,000)
                                                                              -------------------- ------------------------
       Net cash provided by investing activities                                        3,071,067                6,588,523

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in deposits                                                     10,139,279                 (347,992)
   Increase in due to bank                                                             22,561,897                4,679,453
   Increase in notes payable due on demand                                             17,086,840                   45,731
   Advances on Federal Home Loan Bank borrowings                                                -                3,000,000
   Increase in repurchase agreements                                                   25,084,862                6,543,031
                                                                              -------------------- ------------------------
       Net cash provided  by financing activities                                      74,872,878               13,920,223
                                                                              -------------------- ------------------------
Net change in cash and cash equivalents                                                 6,555,255                5,753,399
Cash and cash equivalents at beginning of period                                       10,174,294                1,883,472
                                                                              -------------------- ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     16,729,549             $  7,636,871
                                                                              ==================== ========================

CASH AND EQUIVALENTS IS COMPOSED OF:
Cash and demand deposits due from banks                                           $     4,383,549           $    4,726,871
Interest-bearing deposits in banks                                                              -                   97,000
Federal funds sold                                                                     12,346,000                2,813,000
                                                                              -------------------- ------------------------
      Total cash and cash equivalents                                            $     16,729,549             $  7,636,871
                                                                              ==================== ========================

Supplemental cash disclosures
Interest paid                                                                      $    3,045,066            $   1,976,565
Income taxes paid                                                                          95,000                        -


                 See accompanying notes to financial statements

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)



NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three month period ended March 31, 2001 and 2000, include the accounts of Pelican Financial Inc. ("Pelican Financial") and it's wholly owned subsidiaries Pelican National Bank ("Pelican National") and Washtenaw Mortgage Company ("Washtenaw") for all periods. All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in Pelican Financial's Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

                                                                                    March 31,       December 31,
                                                                                       2001             2000
                                                                                 ----------------- ----------------
         Commercial, financial and agricultural                                   $       573,124   $    1,115,718
         Commercial real estate                                                        30,613,485       32,363,539
         Residential real estate                                                       53,531,106       50,713,118
         Installment loans                                                             10,159,977        5,248,512
                                                                                 ----------------- ----------------
                                                                                       94,877,692       89,440,887
         Deduct allowance for loan losses                                                (562,622)        (507,513)
                                                                                 ----------------- ----------------
               Loans receivable, net                                              $    94,315,070    $  88,933,374
                                                                                 ================= ================


Activity in the allowance for loan losses for the quarters ended March 31, are as follows:

                                                                   2001              2000
                                                            ------------------- ----------------
         Balance at beginning of period                              $ 507,513        $ 373,879
         Provision for loan losses                                     120,000           90,000
         Loans charged-off                                            (65,438)         (56,666)
         Recoveries                                                        546                -
                                                            ------------------- ----------------
         Balance at end of period                                    $ 562,621        $ 407,213

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 - EARNINGS PER SHARE

At March 31, 2001 and 2000, Pelican Financial had 10,000,000 shares of $.01 par value common stock authorized with 3,992,836 shares issued and outstanding, and 200,000 shares of preferred stock authorized with none issued or outstanding.


The following summarizes the computation of basic and diluted earnings (loss) per share.

                                                         Three Months   Three Months
                                                            ended          ended
                                                           March 31,      March 31,
                                                             2001           2000
                                                         -----------    -----------
Basic earnings (loss) per share
  Net income (loss) ..................................   $  (194,602)   $   174,211
  Weighted average shares outstanding ................     3,992,836      3,992,836
                                                         -----------    -----------
  Basic earnings (loss) per share ....................   $     (0.05)   $      0.04
                                                         ===========    ===========
Diluted earnings (loss) per share
  Net income (loss) ..................................   $  (194,602)   $   174,211
  Weighted average shares outstanding ................     3,992,836      3,992,836
  Dilutive effect of assumed exercise of stock options          --             --
                                                         -----------    -----------
  Diluted average shares outstanding .................     3,992,836      3,992,836
                                                         -----------    -----------
    Diluted earnings (loss) per share ................   $     (0.05)   $      0.04
                                                         ===========    ===========




NOTE 5 - SEGMENT INFORMATION

Pelican Financial's operations include two primary segments: mortgage banking and retail banking. The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors. The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples, Sarasota and Fort Myers, Florida.

Of the two segments, Pelican National comprises the retail-banking segment, with net interest income from loans, investments and deposits accounting for its primary revenues. Washtenaw comprises the mortgage-banking segment, with gains on sales of mortgage servicing rights (MSR) and loans, as well as loan servicing income accounting for its primary revenues.

The following segment financial information has been derived from the internal financial statements of Pelican National and Washtenaw, which are used by management to monitor and manage the financial performance of Pelican Financial. The accounting policies of the two segments are the same as those of Pelican Financial.

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

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)


NOTE 5 - SEGMENT INFORMATION (CONTINUED)

                                                                       DOLLARS IN THOUSANDS
                                                     Retail          Mortgage                       Consolidated
THREE MONTHS ENDED MARCH  31, 2001                  Banking          Banking           Other           Totals
----------------------------------               ---------------  --------------- ---------------- ---------------
       Net interest income                           $    1,332         $    736       $     (36)       $   2,032
       Gain on sales of MSR and loans, net                   11            3,065             (46)           3,030
       Servicing income                                       3              570                -             573
       Noncash items:
             Provision for loan losses                      120                -                -             120
             MSR amortization & valuation                     2              955                -             957
       Provision for income taxes                           113               58             (48)             123
       Segment profit, before cumulative effect
       of change in accounting principle                    218              100             (92)             226
       Segment assets                                   116,956          159,669                7         276,632

THREE MONTHS ENDED MARCH 31, 2000
       Net interest income                            $   1,298          $   510        $    (43)       $   1,765
       Gain on sales of MSR and loans, net                    4            1,722                -           1,726
       Servicing income                                       5              771                -             776
       Noncash items:
             Provision for loan losses                       90                -                -              90
             MSR amortization & valuation                     -              492                -             492
       Provision for income taxes                           193             (53)             (45)              95
       Segment profit, before cumulative effect
       of change in accounting principle                    371            (111)             (86)             174
       Segment assets                                    82,491           87,648              170         170,309



NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT


Beginning January 1, 2001, a new accounting standard (SFAS No. 133) requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.

At January 1 and March 31, 2001 derivatives held included forward contracts to deliver loans and mortgage backed securities and U.S. Treasury options. Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process. Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge. The effect of adopting SFAS 133 at January 1, 2001 was a pre-tax expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale. The expense at adoption was recorded as a cumulative effect of change in accounting principle. During the quarter ended March 31, 2001, an additional pre-tax expense of $134,438 was recorded under SFAS 133, primarily to reflect the loss on forward contracts, and is included in gain on sales of mortgage servicing rights and loans, net.

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

EARNINGS PERFORMANCE

Pelican Financial reported a net loss, including a $420,000 after tax charge as the result of a cumulative effect of a change in accounting principle, of $195,000 for the quarter ended March 31, 2001 compared to net income of $174,000 for the same period in 2000, a decrease of $369,000. Earnings per share, basic and diluted, was a loss of $0.05 per share compared to income of $0.04, per share for the three months ended March 31, 2001 and 2000 respectively.

Net income on operations, before the cumulative effect of change in accounting principle, for the three months ended March 31, 2001 was $226,000 which, when compared to the same period in 2000, represents an increase of $52,000 or 30%.

The cumulative effect of a change in accounting principle is the result of the adoption of a new accounting standard (SFAS No. 133) that requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process. Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge. The effect of adopting SFAS 133 at January 1, 2001 was a pre-tax expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale. The effect of adopting SFAS 133 on earnings from operations for the period ended March 31, 2001 was a pre-tax expense of $134,438, primarily consisting of expense to record the loss on the forward contracts. This was included as part of the gain on sales of mortgage servicing rights and loans.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

RETAIL BANKING
The following discussion provides information that relates specifically to Pelican Financial's retail banking line of business.

For the three months ended March 31, 2001, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $218,000. For the three months ended March 31, 2000 Pelican National's comparable net income was $371,000. The decrease in net income for the period was primarily attributable to an increase in noninterest expense.

Net Interest Income
Net Interest Income was $1.3 million for the three months ended March 31, 2001 and 2000, respectively. Net interest income was consistent as the reduction of the interest rate spread from 4.40% at March 31,2000 to 2.24% at March 31, 2001 was offset by the increase in average loans receivable.

Average Balance Sheet
The following tables summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial. With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

                                                                         Three months ended March 31,
                                                                     2001                                  2000
                                                  -----------------------------------------------------------------------------
                                                             Average                            Average
                                                             Volume    Interest  Yield/Cost     Volume   Interest  Yield/Cost
                                                             -------   --------  ----------    --------  --------  ----------
ASSETS
Interest-earning assets:
  Federal funds sold...........................              $ 6,882     $ 100      5.81%      $ 1,832      $ 26      5.68%
  Securities...................................                6,368        98     6.16          6,972       111      6.37
  Loans held for sale..........................              134,141     2,738     8.16         63,530     1,630     10.26
  Loans receivable, net........................               91,494     2,336    10.21         70,354     2,001     11.38
                                                              ------     -----                  ------     -----
    Total interest-earning assets..............              238,885     5,272     8.83        142,688     3,768     10.56
  Non-earning assets...........................               21,695                            18,336
                                                              ------                            ------
       Total assets............................             $260,580                          $161,024
                                                            ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts.................................             $  1,988        11     2.21          $ 876         5     2.28
  Money market accounts........................                3,455        41     4.75          2,686        26     3.87
  Savings deposits.............................               14,468       161     4.45         10,719        86     3.21
  Time deposits................................               52,200       859     6.58         43,296       630     5.77
  Other borrowings.............................              124,688     2,168     6.95         72,519     1,256     8.56
                                                             -------     -----                  ------     -----
    Total interest-bearing liabilities.........              196,799     3,240     6.59        130,096     2,003     6.87
                                                                         -----     ----                    -----     ----
  Noninterest-bearing liabilities..............               43,130                             9,591
  Stockholders' equity.........................               20,651                            21,337
                                                              ------                            ------
    Total liabilities and stockholders' equity.             $260,580                          $161,024
                                                             =======                           =======
Interest rate spread...........................                                     2.24%                             4.40%
                                                                                    ====                              ====
Net interest income and net interest margin....                         $2,032      3.40%               $  1,765      4.95%
                                                                         =====      ====                 =======      ====


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

Noninterest Income
Noninterest income for the three months ended March 31, 2001 was $42,000 compared to $22,000 for the same period in 2000, an increase of $20,000 or 91%. This increase was primarily due to the increase in the number of accounts at Pelican National that are eligible for service charges. The number of accounts has grown due to normal growth and a second full service bank branch in Fort Myers, Florida being opened during 2000.

Noninterest Expense
Total noninterest expense for the three months ended March 31, 2001 was $923,000, compared to $667,000 for the same period in 2000, an increase of $256,000 or 38%. This increase was primarily due to increases in compensation and employee benefits expense of $124,000 or 39%, occupancy and equipment expense of $31,000 or 26% and other operating expenses of $86,000 or 41%. The increases were the result of adding additional support staff due to the growth of the bank and the opening of a loan production office in Sarasota, Florida.

MORTGAGE BANKING
The following discussion provides information that relates specifically to Pelican Financial's mortgage banking line of business.

For the three months ended March 31, 2001, Pelican Financial's net operating income from mortgage banking activities primarily conducted by Washtenaw totaled $100,000. Including the cumulative effect of a change in accounting principle, the net loss was $320,000. For the three months ended March 31, 2000 Washtenaw's net loss was $111,000. The increase in the operating income was primarily attributable to an increase in mortgage loan production as a result of the decrease in mortgage interest rates.

The volume of loans produced for the three months ended March 31, 2001 totaled $586.0 million as compared to $262.6 million for the three months ended March 31, 2000, an increase of $323.4 million or 123%. The decrease in mortgage interest rates increased the amount of loan refinancing that occurred in the first three months of 2001.

Noninterest Income
Total noninterest income for the three months ended March 31, 2001 was $4.0 million, compared to $2.7 million for the three months ended March 31, 2000, an increase of $1.3 million or 48%. This increase was primarily due to a 78% increase in the gain on sales of mortgage servicing rights and loans of $1.3 million.

The increase in gain on sale of mortgage servicing rights and loans was primarily due to an increase in the overall new loan origination volume in the first three months of 2001. In addition, the gains on sale of mortgage servicing rights and loans was affected by the improved profit margins on each new loan origination as a result of the current interest rate environment. The increase in new loan originations are the result of the decrease in mortgage interest rates and increased market share by Washtenaw primarily in the western part of the United States.

Loan Servicing
At March 31, 2001, Washtenaw serviced $920.0 million of loans compared to $1.1 billion at March 31, 2000, a 14% decrease. The decrease in the servicing portfolio reflects the normal portfolio runoff and management's decision to sell the majority of new production in monthly concurrent transfers. In addition, Washtenaw transferred approximately $100 million of servicing related to a bulk sale during the quarter. This reduced the size of the servicing portfolio and thereby reduced servicing revenue. At March 31, 2001 and 2000, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others. Service fee income, net of amortization was $212,000 and $223,000 for the three months ended March 31, 2001 and 2000 respectively.

Noninterest Expense
Total noninterest expense for the three months ended March 31, 2001 was $4.6 million, compared to $3.4 million for the same period in 2000, an increase of $1.2 million or 35%. This increase was primarily due to the increase in employee compensation and benefits expenses of approximately $779,000 and an increase in the mortgage servicing rights valuation adjustment of $653,000. The increase in employee compensation and benefits was primarily the result of an increase in personnel and overtime as well as an increase in total commissions paid to the existing sales force as a result of the increase in new loan originations. Washtenaw's sales force is comprised primarily of commission based business consultant's who are paid a percentage of the loan production from their customers. The mortgage servicing rights valuation adjustment increased due to the decrease in mortgage interest rates. As mortgage interest rates drop, the value of the mortgage servicing rights asset decreases because of the higher likelihood the loans will be refinanced.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS
At March 31, 2001, total assets of Pelican Financial equaled $276.6 million as compared to $201.2 million at December 31, 2000, an increase of $75.4 million or 37%. This increase is primarily due to increases in cash and cash equivalents, accounts receivable, loans held for sale and loans receivable.

Cash and Cash Equivalents
Cash and cash equivalents were $16.7 million at March 31, 2001 compared to $10.2 million at December 31, 2000. The increase of $6.5 million or 64% was primarily the result of an increase in federal funds sold of $5.3. Pelican National had excess liquidity that will be used to fund loan origination's in the future. The excess liquidity was caused by increased payoffs of outstanding loans and the increase of outstanding deposit balances of Washtenaw's custodial accounts at Pelican National.

Accounts Receivable
Accounts receivable were $7.2 million at March 31, 2001 compared to $5.5 million at December 31, 2000. The increase of $1.7 million or 31% was primarily the result of an increase in receivables related to the sale of servicing by Washtenaw. Due to increased production during the first quarter, the amount of receivable related to providing the purchaser of Washtenaw's mortgage servicing rights final documents has increased.

Investment Securities
Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities. As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading. At March 31, 2001 and at December 31, 2000, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale. During the quarter, $2.1 million of securities were called.

The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated. At March 31, 2001, the market value of Pelican National's investment portfolio totaled $4.8 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders' equity.

                                                                              At                      At
                                                                           March 31,            December 31,
                                                                              2001                   2000
                                                                              (Dollars in thousands)
U. S. Government agency (1) ..............................                 $    2,002             $   3,984
Mortgage-backed securities  ..............................                      1,823                 1,880
Federal Reserve Bank and Federal Home Loan Bank Stock.....                        970                   970
                                                                          ------------           ------------
              Total investment securities.................                 $    4,795             $   6,834
                                                                          ============           ============


Loans Held for Sale
Loans held for sale were $140.7 million at March 31, 2001 compared to $80.1 million at December 31, 2000. This increase of $60.6 million or 76% was caused by the increased refinance activity at Washtenaw resulting from the decrease in mortgage interest rates.

Loans Receivable
Total loans receivable were $94.3 million at March 31, 2001, an increase of $4.4 million or 5% from $88.9 at December 31, 2000. This increase resulted primarily from increases in commercial, residential real estate and boat lending production at Pelican National. This was offset by a higher level of loans that paid in full due to the declining interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes mortgage loans available for sale and mortgage loans held for investment. Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

                                                                     March 31, 2001       December 31, 2000
                                                                 --------------------- --------------------
                                                                   Amount     Percent    Amount    Percent
                                                                 ---------- ---------- ---------- ----------
Real estate loans:
   Residential, one to four units..........                        $191,545     81.13 %  $128,913     75.71%
   Commercial and industrial real estate...                          26,482     11.22      28,662     16.83
   Construction............................                           7,336      3.11       6,339      3.72
                                                                 ---------- ---------- ---------- ----------
      Total real estate loans..............                         225,363     95.46     163,914     96.26
Other loans:
   Business, commercial....................                             573      0.24       1,116      0.66
   Automobile..............................                             277      0.12         268      0.16
   Boat....................................                           6,923      2.93       2,731      1.60
   Other consumer..........................                           2,960      1.25       2,249      1.32
                                                                 ---------- ---------- ---------- ----------
      Total other loans....................                          10,733      4.54       6,364      3.74
                                                                 ---------- ---------- ---------- ----------
         Total gross loans.................                         236,096     100.00%   170,278     100.00%
                                                                            ==========            ==========

Unearned fees, premiums and
   discounts, net..........................                           (520)                 (775)

Allowance for loan losses..................                           (563)                 (507)
                                                                 ----------            ----------

   Total Loans net (1).....................                        $235,013              $168,996
                                                                 ==========            ==========

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

                                                                      At March 31,        At December 31,
                                                                      ------------        ---------------
                                                                   2001        2000            2000
                                                               ----------   ----------      ----------
                                                                        (Dollars in thousands)
Nonaccrual loans...............................                 $  1,885         $  -        $   $975
Loans past due 90 days or more but not on
  nonaccrual...................................                      483           80             299
                                                               ----------   ----------      ----------
    Total nonperforming loans..................                    2,368           80           1,274

Other real estate owned........................                      163          161             117
                                                               ----------   ----------      ----------
    Total nonperforming assets.................                   $2,531         $241          $1,391
                                                               ==========   ==========      ==========
Total nonperforming assets to total assets.....                    0.91%        0.14%           0.69%
Allowance for loan losses to nonperforming loans                  23.78%      508.75%          39.80%
Nonperforming loans to total assets............                    0.86%        0.05%           0.63%

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio. These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers' ability to comply with repayment terms. If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected. As Pelican National's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves. The provision for loan losses for the three months ended March 31, 2001 was $120,000. The provision for loan losses for the three months ended March 31, 2000 was $90,000. The increase is due to the increase in the size of the loan portfolio and the increase in total nonperforming loans.

The Comptroller of the Currency, as an integral part of their examination process, periodically reviews Pelican National's allowance for loan losses. They may require Pelican National to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination. Pelican National will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the allowance for loan losses is sufficient to cover losses inherent in it portfolio at this time, no assurances can be given that Pelican National's level of allowance for loan losses will be sufficient to cover loan losses incurred by Pelican National or that adjustments to the allowance for loan losses will not be necessary if future economic and other conditions differ substantially from the current conditions considered by management to determine the amount of the allowance for loan losses.

The allowance for loan losses represented .59% of the loans receivable outstanding as of March 31, 2001 compared with .57% of the loans receivable outstanding as of December 31, 2000. The amount of the provision for loan losses charged to expense in each of these periods represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses. Such estimates were based on management's assessment of the current general economic conditions in Pelican National's market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National's past collection experience.

LIABILITIES
At March 31, 2001, the total liabilities of Pelican Financial were $255.7 million as compared to $179.9 million at December 31, 2000, an increase of $75.8 million or 42%. This increase was primarily due to increases in deposits, notes payable and repurchase agreements.

Deposits
Total deposits were $92.1 million at March 31, 2001 compared to $82.0 million at December 31, 2000 an increase of $10.1 million or 12%. The increase was due to several factors. The primary cause of the increase was due to increased balances in the custodial accounts at Pelican National for Washtenaw's various investors. These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw. The balance in these accounts typically increase as the balance in loans held for sale increases.

Due to Bank
Due to bank was $35.1 million at March 31, 2001 compared to $12.5 at December 31, 2000. The increase of $22.6 million or 180% was due to the increase of mortgage loan production at Washtenaw. Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable
Notes payable was $44.9 million at March 31, 2001 compared to $27.8 million at December 31, 2000. This increase of $17.1 million or 62% was primarily caused by an increase of loans held for sale balance. Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements
Repurchase agreements were $64.1 million at March 31, 2001 compared to $39.0 million at December 31, 2000. This increase of $25.1 million or 64% in the repurchase agreements was primarily the result of an increase in the balance of loans held for sale. Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases. Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Pelican Financial is currently negotiating a $3.0 million line of credit. This will be used to pay off its existing term loan and fund growth either at Washtenaw or Pelican National. Management anticipates signing the new loan agreement in the second quarter.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase. The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing. The warehouse line of credit has a limit of $80 million, of which $12.0 million represents a sublimit for servicing under contract for sale, and $6 million represents a working capital sublimit. Borrowing pursuant to the warehouse line of credit totaled $43.2 million at March 31, 2001 and $26.0 million at December 31, 2000. The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 6.50% at March 31, 2001 and 8.50% at December 31, 2000. The effective interest rate on the agreements to repurchase was 5.90% at March 31, 2001 and 7.90% at December 31, 2000.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft. The decision is based on the requirements of the state where the loan is being purchased. When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank. When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan. Outstanding drafts totaled $35.1 million at March 31, 2001 and $12.5 million at December 31, 2000. The increase is the result of the increase in mortgage lending activity during the quarter.

Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency ("OCC"), such as federal funds sold and United States securities and securities guaranteed by the United States. At March 31, 2001, Pelican Financial had a liquidity ratio of 19.37%. Liquidity, as measured in the form of cash and cash equivalents totaled $16.7 million at March 31, 2001, an increase of $6.5 million from December 31, 2000 to March 31, 2001. The increase is primarily the result of an $5.3 million increase in the outstanding federal funds sold at March 31, 2001.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate. The commitments are commonly known as rate-lock commitments. At March 31, 2001, Washtenaw had outstanding rate-lock commitments to lend $112.2 million for mortgage loans. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of March 31, 2001, Washtenaw had outstanding commitments to sell $214.2 million of mortgage loans. These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at March 31, 2001 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at March 31, 2001 and December 31, 2000, respectively:


                                                                           Actual
                                                            March 31,               December 31,
                                                              2001                     2000
                                                                                                                Required to be
                                                      Pelican       Pelican       Pelican       Pelican     Adequately       Well
                                                      National     Financial      National     Financial    Capitalized  Capitalized
Total Equity Capital to risk-weighted assets.....      13.98%        12.60%        14.85%        17.04%        8.00%        10.00%
Total Tier 1 Capital to risk-weighted assets.....      13.25%        12.26%        14.14%        16.64%        4.00%         6.00%
Tier 1 Capital to adjusted total assets .........       9.55%         8.04%         9.85%        10.50%        4.00%         5.00%


Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial's asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial's portfolio, see Pelican Financial's Annual Report to Shareholders and Form 10-K. Management believes that there has been no material change in Pelican Financial's asset/liability position or the market value of Pelican Financial's portfolio since December 31, 2000.

Part II. Other Information.

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

    (a) Not Applicable
    (b) Not Applicable
    (c) Not Applicable
    (d) Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

          None

Item 5.   Other Information

         The Registrant named Robert C. Huffman President of Washtenaw effective January 25, 2001. Mr. Huffman replaces Charles C. Huffman who retained his positions of Chairman of the Board and Chief Executive Officer of Pelican Financial.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits

          None

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period March 31, 2001.


                    Pelican Financial, Inc. and Subsidiaries

                                   Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 10, 2001                 /s/ CHARLES C. HUFFMAN
                                   ----------------------
                                   Charles C. Huffman
                                   President and Chief Executive Officer


Date: May10, 2001                  /s/ HOWARD M. NATHAN
                                   --------------------
                                   Howard M. Nathan
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)