Form 10-Q
period 2001-06-30
PELICAN FINANCIAL INC
filed 2001-08-13
CIK 1037652

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001

Or

☐	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number  000-26601

Pelican Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2298215

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

315 East Eisenhower Parkway
Ann Arbor, Michigan 48108

(Address of Principal Executive Offices)

734-662-9733

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of July 31, 2001

Common stock, $0.01 Par value: 4,392,119 Shares

PELICAN FINANCIAL, INC.
Consolidated Balance Sheets

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Cash and cash equivalents	$5,805,105	$10,174,294
Accounts receivable, net	6,709,640	5,510,387
Securities available for sale	6,322,598	5,863,928
Federal Reserve & Federal Home Loan Bank Stock	970,000	970,000
Loans held for sale	198,823,558	80,062,256
Loans receivable, net	104,956,714	88,933,374
Mortgage servicing rights, net	11,706,018	6,796,597
Other real estate owned	441,993	117,489
Premises and equipment, net	1,082,761	878,913
Other assets	1,652,721	1,929,105

	$338,471,108	$201,236,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$14,908,014	$12,512,146
Interest-bearing	78,566,832	69,496,306

Total deposits	93,474,846	82,008,452
Due to bank	38,861,117	12,507,351
Notes payable	56,602,534	27,815,712
Repurchase agreements	103,399,576	38,981,233
Federal Home Loan Bank borrowings	14,000,000	14,000,000
Other liabilities	8,597,122	4,559,518

Total liabilities	314,935,195	179,872,266

Commitments and contingencies

Shareholders' equity
Preferred stock, 200,000 shares authorized; none outstanding Common stock, $.01 par value 10,000,000 shares authorized; 4,392,119 and 3,992,836 outstanding at June 30, 2001 and December 31, 2000 respectively	43,921	39,928
Additional paid in capital	15,184,368	13,631,156
Retained earnings	8,322,659	7,724,926
Accumulated other comprehensive loss, net of tax	(15,035)	(31,933)

Total shareholders' equity	23,535,913	21,364,077

	$338,471,108	$201,236,343

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest income
Loans, including fees	$6,398,184	$3,857,254	$11,472,195	$7,488,591
Investment securities, taxable	92,301	107,574	192,116	218,323
Federal funds sold and overnight accounts	72,381	173,388	170,633	199,418

Total interest income	6,562,866	4,138,216	11,834,944	7,906,332

Interest expense
Deposits	996,971	856,258	2,068,656	1,603,446
Other borrowings	2,846,186	1,726,059	5,014,229	2,981,590

Total interest expense	3,843,157	2,582,317	7,082,885	4,585,036

Net interest income	2,719,709	1,555,899	4,752,059	3,321,296

Provision for loan losses	142,000	37,000	262,000	127,000

Net interest income after provision for loan losses	2,577,709	1,518,899	4,490,059	3,194,296

Noninterest income
Service charges on deposit accounts	23,575	15,585	47,555	26,048
Servicing income	606,844	719,941	1,179,486	1,495,770

Gain on sales of mortgage servicing rights and loans, net	7,217,725	1,703,415	10,247,795	3,429,042
Other income	522,578	215,947	874,344	418,580

Total noninterest income	8,370,722	2,654,888	12,349,180	5,369,440

Noninterest expense
Compensation and employee benefits	4,308,733	2,106,516	7,462,575	4,357,342
Occupancy and equipment	391,957	375,523	779,977	753,159
Telephone	160,058	113,050	304,263	208,411
Postage	171,196	92,761	321,763	183,743
Amortization of mortgage servicing rights	480,057	557,285	840,271	1,105,724
Mortgage servicing rights valuation adjustment	338,219	(28,255)	935,314	(84,908)
Other noninterest expense	1,518,784	1,017,514	2,266,363	1,832,043

Total noninterest expense	7,369,004	4,234,394	12,910,526	8,355,514

Income before income taxes and cumulative effect of change in accounting principle	3,579,427	(60,607)	3,928,713	208,222

Provision for income taxes	1,229,887	(10,733)	1,353,280	83,886

Income before cumulative effect of change in accounting Principle	2,349,540	(49,874)	2,575,433	124,336

Cumulative effect of change in accounting principle, net of tax	-	-	(420,495)	-

Net income (loss)	$2,349,540	$(49,874)	$2,154,938	$124,336

Basic and diluted earnings per share before cumulative effect of change in accounting principle	$0.53	$(0.01)	$0.59	$0.03

Per share cumulative effect of change in accounting principle	-	-	(0.10)	-

Basic and diluted earnings (loss) per share	$0.53	$(0.01)	$0.49	$0.03

Comprehensive income (loss)	$2,351,070	$(49,897)	$2,171,836	$127,305

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,

	2001	2000

Cash flows from operating activities
Net cash used by operating activities	$(138,277,818)	$(34,806,495)

Cash flows from investing activities
Loans receivable originations, net	(16,285,341)	(9,996,152)
Proceeds from sales of mortgage servicing rights	20,318,471	9,458,960
Other real estate owned, net	(324,504)	467,345
Property and equipment expenditures, net	(394,253)	(235,164)
Purchase of securities available for sale	(4,560,000)	-
Proceeds from maturities and principal repayments of securities available for sale	4,128,931	191,988
Purchase of Federal Reserve Stock	-	(50,000)

Net cash provided (used) by investing activities	2,883,304	(163,023)

Cash flows from financing activities
Increase in deposits	11,466,394	14,175,725
Increase in due to bank	26,353,766	2,582,333
Increase in notes payable due on demand	28,786,822	16,662,269
Advances on Federal Home Loan Bank borrowings	-	3,000,000
Increase in repurchase agreements	64,418,343	8,937,079

Net cash provided by financing activities	131,025,325	45,357,406

Net change in cash and cash equivalents	(4,369,189)	10,387,888

Cash and cash equivalents at beginning of period	10,174,294	1,883,472

Cash and cash equivalents at end of period	$5,805,105	$12,271,360

Cash and equivalents is composed of:
Cash and demand deposits due from banks	$2,847,105	$2,467,360
Interest-bearing deposits in banks	-	97,000
Federal funds sold	2,958,000	9,707,000

Total cash and cash equivalents	$5,805,105	$12,271,360

Supplemental cash disclosures
Interest paid	$7,000,163	$4,444,548
Income taxes paid	95,000	72,000

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and six months periods ended June 30, 2001 and 2000, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiaries Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in Pelican Financial's Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2001	December 31, 2000

Commercial, financial and agricultural	$548,316	$1,115,718
Commercial real estate	32,605,474	32,363,539
Residential real estate	54,598,994	50,713,118
Installment loans	17,894,209	5,248,512

	105,646,993	89,440,887
Deduct allowance for loan losses	(690,279)	(507,513)

Loans receivable, net	$104,956,714	$88,933,374

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2001	2000

Balance at beginning of period	$562,622	$407,213
Provision for loan losses	142,000	37,000
Loans charged-off	(15,281)	(31,629)
Recoveries	938	-

Balance at end of period	$690,279	$412,584

 Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2001	2000

Balance at beginning of period	$507,513	$373,879
Provision for loan losses	262,000	127,000
Loans charged-off	(80,719)	(88,295)
Recoveries	1,485	-

Balance at end of period	$690,279	$412,584

NOTE 4 – STOCK DIVIDEND

On June 4, 2001, Pelican Financial declared a 10% stock dividend payable July 2, 2001 to shareholders of record June 18, 2001.  As a result of the stock dividend, common stock was increased by $3,993, additional paid in capital was increased by $1,553,211 and retained earnings was decreased by $1,557,204.  All references in the accompanying financial statements to per share amounts have been restated to reflect the stock dividend.

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings (loss) per share.

	Three Months	Three Months
	ended	ended
	June 30	June 30,
	2001	2000

Basic earnings (loss) per share
Net income (loss)	$2,349,540	$(49,874)
Weighted average shares outstanding	4,392,119	4,392,119

Basic earnings (loss) per share	$0.53	$(0.01)

Diluted earnings (loss) per share
Net income (loss)	$2,349,540	$(49,874)
Weighted average shares outstanding	4,392,119	4,392,119
Dilutive effect of assumed exercise of stock options	-	216

Diluted average shares outstanding	4,392,119	4,392,335

Diluted earnings (loss) per share	$0.53	$(0.01)

	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2001	2000

Basic earnings (loss) per share
Net income (loss)	$2,154,938	$124,336
Weighted average shares outstanding	4,392,119	4,392,119

Basic earnings (loss) per share	$0.49	$0.03

Diluted earnings (loss) per share
Net income (loss)	$2,154,938	$124,336
Weighted average shares outstanding	4,392,119	4,392,119
Dilutive effect of assumed exercise of stock options	-	429

Diluted average shares outstanding	4,019,308	4,392,548

Diluted earnings (loss) per share	$0.49	$0.03

NOTE 6 - SEGMENT INFORMATION

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

The evaluation process for segments does not include holding company income and expense.  Holding company amounts are the primary difference between segment amounts and consolidated totals, and are reflected in the “Other” column below, along with minor amounts to eliminate transactions between segments.

	Dollars in thousands
Three Months Ended June 30, 2001	Retail Banking	Mortgage Banking	Other	Consolidated Totals

Net interest income	$1,148	$1,598	$(26)	$2,720
Gain on sales of MSR and loans, net	47	7,171	-	7,218
Servicing income	-	607	-	607
Noncash items:
Provision for loan losses	142	-	-	142
MSR amortization & valuation	2	816	-	818
Provision for income taxes	71	1,211	(52)	1,230
Segment profit/(loss), before cumulative effect of change in accounting principle	136	2,316	(102)	2,350
Segment assets	118,489	220,050	(68)	338,471

Three Months Ended June 30, 2000

Net interest income	$1,050	$552	$(46)	$1,556
Gain on sales of MSR and loans, net	13	1,690	-	1,703
Servicing income	-	720	-	720
Noncash items:
Provision for loan losses	37	-	-	37
MSR amortization & valuation	-	529	-	529
Provision for income taxes	130	(74)	(67)	(11)
Segment profit/(loss), before cumulative effect of change in accounting principle	251	(172)	(129)	(50)
Segment assets	97,466	104,440	137	202,043

	Dollars in thousands
Six Months Ended June 30, 2001	Retail Banking	Mortgage Banking	Other	Consolidated Totals

Net interest income	$2,480	$2,334	$(62)	$4,752
Gain on sales of MSR and loans, net	57	10,237	(46)	10,248
Servicing income	2	1,177	-	1,179
Noncash items:
Provision for loan losses	262	-	-	262
MSR amortization & valuation	4	1,772	-	1,776
Provision for income taxes	184	1,269	(100)	1,353
Segment profit/(loss), before cumulative effect of change in accounting principle	353	2,416	(194)	2,575
Segment assets	118,489	220,050	(68)	338,471

Six Months Ended June 30, 2000

Net interest income	$2,348	$1,061	$(88)	$3,321
Gain on sales of MSR and loans, net	17	3,412	-	3,429
Servicing income	5	1,491	-	1,496
Noncash items:
Provision for loan losses	127	-	-	127
MSR amortization & valuation	-	1,021	-	1,021
Provision for income taxes	323	(128)	(111)	84
Segment profit/(loss), before cumulative effect of change in accounting principle	622	(283)	(215)	124
Segment assets	97,466	104,440	137	202,043

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENT

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

At January 1 and June 30, 2001 derivatives held included forward contracts to deliver loans and mortgage backed securities.  Periodically, U.S. Treasury options are derivatives that will also be held.  Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process.  Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge.  The effect of adopting SFAS 133 at January 1, 2001 was a pre-tax expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale.  The expense at adoption was recorded as a cumulative effect of change in accounting principle.  During the quarter ended June 30, 2001, additional pre-tax income of $1,142,000 was recorded under SFAS 133, primarily to reflect the gain on forward contracts, and is included in gain on sales of mortgage servicing rights and loans, net. For the six months ended June 30, 2001, SFAS 133 resulted in an increase of $1,008,000 to gain on sales of mortgage servicing rights and loans, net.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain information in this Form 10-Q may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated.  Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from those estimated.  These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Pelican Financial’s investments and operations.

EARNINGS PERFORMANCE

Pelican Financial reported net income of $2.3 million for the quarter ended June 30, 2001, an increase of $2.4 million when compared to a net loss of $50,000 for the same period in 2000.  Earning per share, basic and diluted, were $0.53 per share compared to a net loss of $0.01 per share for the three months ended June 30, 2001 and 2000 respectively.

For the six months ended June 30, 2001 Pelican Financial reported net income of $2.2 compared to $124,000 for the same period in 2000.  This includes a $420,000 after tax charge as the result of a cumulative effect of change in accounting principle.  Earnings per share, basic and diluted, were $0.49 per share compared to $0.03 for the six months ended June 30, 2001 and 2000 respectively.

The cumulative effect of change in accounting principle is the result of the adoption of a new accounting standard (SFAS No. 133) that requires all derivatives to be recorded at fair value.  Unless designated as hedges, changes in these fair values will be recorded in the income statement.  Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.  Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process.  Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge.  The effect of adopting SFAS 133 at January 1, 2001 was a pre-tax expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale.  The effect of adopting SFAS 133 on earnings from operations for the quarter ended June 30, 2001 was pre-tax income of $1,142,000, primarily consisting of income to record the gain on the forward contracts.  This was included as part of the gain on sales of mortgage servicing rights and loans.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking
The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended June 30, 2001, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $136,000. For the three months ended June 30, 2000 Pelican National's comparable net income was $251,000.  For the six months ended June 30, 2001, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $353,000. For the six months ended June 30, 2000 Pelican National's comparable net income was 622,000.

The decrease in net income for both the three and six month periods was primarily attributable to an increase in other operating expenses, including employee compensation.  This is due to the additional staff being hired to manage the current and future growth of the retail banking line of business.

Net Interest Income
Net Interest Income was $1.1 million and $1.0 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000 net interest income was $2.5 million and $2.3 million respectively.  The increase in net interest income was due primarily to an increase in the average interest bearing assets outstanding.  This was offset by a decrease in yield on interest earning assets.

Average Balance Sheet
The following tables summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended June 30,
	2001			2000

	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$6,240	$72	4.62%	$12,319	$173	5.62%
Securities	5,720	92	6.43	6,555	108	6.59
Loans held for sale	206,027	4,207	8.17	91,986	2,173	9.45
Loans receivable, net	100,866	2,192	8.69	72,460	1,684	9.30

Total interest-earning assets	318,853	6,563	8.23	183,320	4,138	9.03
Non-earning assets	15,431			11,939

Total assets	$334,284			$195,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,049	6	2.29	$1,017	6	2.36
Money market accounts	3,270	37	4.53	2,576	26	4.04
Savings deposits	17,824	78	1.75	15,958	187	4.69
Time deposits	54,308	876	6.45	42,549	637	5.99
Other borrowings	190,036	2,846	5.99	93,355	1,726	7.40

Total interest-bearing liabilities	266,487	3,843	5.77	155,455	2,582	6.64

Noninterest-bearing liabilities	45,531			18,737
Stockholders' equity	22,266			21,067

Total liabilities and stockholders' equity	$334,284			$195,259

Interest rate spread			2.46%			2.39%

Net interest income and net interest margin		$2,720	3.41%		$1,556	3.40%

	Six months ended June 30,
	2001			2000

	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$6,560	$171	5.21%	$7,075	$199	5.63%
Securities	6,015	192	6.38	6,592	218	6.61
Loans held for sale	170,283	6,945	8.16	82,177	3,800	9.25
Loans receivable, net	96,206	4,527	9.41	71,447	3,689	10.33

Total interest-earning assets	279,064	11,835	8.48	167,291	7,906	9.45
Non-earning assets	18,572			10,875

Total assets	$297,636			$178,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,516	17	2.24	$946	11	2.33
Money market accounts	3,362	78	4.64	2,632	52	3.95
Savings deposits	16,155	239	2.96	13,338	273	4.09
Time deposits	53,260	1,735	6.52	43,126	1,267	5.88
Other borrowings	158,895	5,014	6.31	84,314	2,982	7.07

Total interest-bearing liabilities	233,188	7,083	6.07	144,356	4,585	6.35

Noninterest-bearing liabilities	42,990			12,473
Stockholders' equity	21,458			21,337

Total liabilities and stockholders' equity	$297,636			$178,166

Interest rate spread			2.41			3.10%

Net interest income and net interest Margin		$4,752	3.41%		$3,321	3.97%

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

Noninterest Income
Noninterest income for the three months ended June 30, 2001 was $78,000, compared to $34,000 for the same period in 2000, an increase of $44,000 or 129%.  This increase was primarily due to the increase in net gains on sales of mortgage servicing rights and loans, which increased from $13,000 for the three months ended June 30, 2000, to $47,000 for the same period of 2001, an increase of $34,000, or 262%.

For the six months ended June 30 2001, noninterest income was $121,000 compared to $56,000 for the same period in 2000.  The increase of $65,000, or 116%, was primarily the result of an increase in gain on sale of mortgage servicing rights and loans of $40,000.  The increase in the gain on sale of mortgage servicing right and loans is due to increased loan production.  In addition, service charges on deposit accounts increased $22,000 resulting from the increase in number of deposit accounts.

Noninterest Expense
Total noninterest expense for the three months ended June 30, 2001 was $878,000, compared to $666,000 for the same period in 2000, an increase of $212,000 or 32%. This increase was primarily due to the following; increases in compensation and employee benefits of $60,000 or 18%, occupancy and equipment expense of $29,000 or 23%, and other operating expenses of $114,000 or 58%.  The increases were the result of expenses related to additional support staff hired due to the growth of the bank.

For the six months ended June 30 2001, noninterest expense was $1.8 million compared to $1.3 million for the same period in 2000.  The increase of $500,000 or 38% was also attributable to the aforementioned expenses incurred as a result of the overall growth of the bank.

Mortgage Banking
The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended June 30, 2001, Pelican Financial's net income from mortgage banking activities primarily conducted by Washtenaw totaled $2.3 million. For the three months ended June 30, 2000 Washtenaw's comparable net loss was $172,000.  For the six months ended June 30, 2001, the net income from mortgage banking activities totaled $2.0 million compared to a net loss of $283,000 for the same period in 2000. The increase in the net income for both periods was primarily attributable to a increase in mortgage loan production as a result of the decrease in mortgage interest rates.

The volume of loans produced for the three months ended June 30, 2001 totaled $839.5 million as compared to $302.5 million for the three months ended June 30, 2000, an increase of $537.0 million or 178%.  For the six months ended June 30, loan production totaled $1.4 billion and $565.1 million for 2001 and 2000 respectively.  This represents an increase of $834.9 million or 148%.  The increase in mortgage interest rates increased the amount of loan refinancing that occurred in the first six months of 2001.  This is the primary factor for the increase in loan volume.

Noninterest Income
Total noninterest income for the three months ended June 30, 2001 was $8.3 million, compared to $2.6 million for the three months ended June 30, 2000, an increase of $5.7 million or 219%. This increase was primarily due to a 324% increase in the gain on sales of mortgage servicing rights and loans of $5.4 million.  For the six months ended June 30, 2001 noninterest income was $12.3 million, compared to $5.3 million for the six months ended June 30, 2000, an increase of $7.0 million or 132%. This increase was primarily due to a 200% increase in the gain on sales of mortgage servicing rights and loans of $6.8 million.

The increase in gain on sale of mortgage servicing rights and loans was primarily due to an increase in the overall new loan origination volume in the first six months of 2001.  In addition, the gains on sale of mortgage servicing rights and loans was effected by an increase of the profit margins on each new loan origination as a result of the increased loan origination volume in the market place.  The increase in new loan originations and the increased profit margins are the result of the decrease in mortgage interest rates.

Loan Servicing
At June 30, 2001 and 2000, Washtenaw serviced $1.1 billion of loans.  Washtenaw has retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.   This includes both fixed and variable rate conventional loans as well loans insured by the Government National Mortgage Association.  At June 30, 2001 and 2000, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.

Service fee income, net of amortization, was $129,000 and $212,000 for the three months ended June 30, 2001 and 2000 respectively.  For the six months ended June 30, 2001 and 2000, service fee income net of amortization was $341,000 and $385,000 respectively.

Noninterest Expense
Total noninterest expense for the three months ended June 30, 2001 was $6.4 million, compared to $3.4 million for the same period in 2000, an increase of $3.0 million or 88%. This increase was primarily due to the increase in employee compensation and benefits expenses of approximately $2.1 million and an increase in the mortgage servicing rights valuation adjustment of $366,000.  The increase in employee compensation and benefits was primarily the result of an increase in personnel and overtime as well as an increase in total commissions paid to the existing sales force as a result of the increase in new loan originations.  Washtenaw’s sales force is comprised primarily of commission based business consultant’s who are paid a percentage of the loan production from their customers.  The mortgage servicing rights valuation adjustment increased due to the decrease in mortgage interest rates.  As mortgage interest rates drop, the value of the mortgage servicing rights asset decreases because of the higher likelihood the loans will be refinanced.

 For the six months ended June 30, 2001 and 2000, noninterest expense was $10.9 million and $6.8 million, a difference of $4.1 million between the comparable periods.  The increase was primarily the result of an increase in personnel and total commissions paid to the existing sales force as a result of the increase in new loan originations and the increase in the mortgage servicing rights valuation adjustment as previously discussed.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS
At June 30, 2001, total assets of Pelican Financial equaled $338.5 million as compared to $201.2 million at December 31, 2000, an increase of $137.3 million or 68%. This increase is primarily due to increases in loans held for sale, loans receivable and mortgage servicing rights offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents
Cash and cash equivalents were $5.8 million at June 30, 2001 compared to $10.2 million at December 31, 2000. The decrease of $4.4 million or 43% was primarily the result of a decrease in federal funds sold of $4.1million.  Pelican National had excess liquidity that was used to fund loan originations and the purchase of additional investment securities.

Investment Securities
Pelican National utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At June 30, 2001 and at December 31, 2000, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated.  At June 30, 2001, the market value of Pelican National's investment portfolio totaled $7.3 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders' equity.

	At	At
	June 30,	December 31,
	2001	2000

	(Dollars in thousands)
U. S. Government agency	$4,549	$3,984
Mortgage-backed securities	1,773	1,880
Federal Reserve Bank and Federal Home
Loan Bank Stock	970	970

Total investment securities	$7,292	$6,834

Loans Held for Sale
Loans held for sale were $198.8 million at June 30, 2001 compared to $80.1 million at December 31, 2000.  This increase of $118.7 million or 148% was caused by the increased refinance activity at Washtenaw resulting from the decrease in mortgage interest rates.

Loans Receivable
Total loans receivable were $105.6 million at June 30, 2001, an increase of $16.7 million or 19% from $88.9 million at December 31, 2000.  This increase resulted primarily from increases in commercial, residential real estate and boat lending production at Pelican National.  This was offset by a higher level of loans that paid in full due to the declining interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	June 30, 2001		December 31, 2000

	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$249,311	81.73%	$128,913	75.71%
Commercial and industrial real estate	30,023	9.84	28,662	16.83
Construction	7,258	2.38	6,339	3.72

Total real estate loans	286,592	93.95	163,914	96.26
Other loans:
Business, commercial	548	0.18	1,116	0.66
Automobile	263	0.09	268	0.16
Boat	14,755	4.84	2,731	1.60
Other consumer	2,876	0.94	2,249	1.32

Total other loans	18,442	6.05	6,364	3.74

Total gross loans	305,034	100.00%	170,278	100.00%

Unearned fees, premiums and discounts, net	(564)		(775)
Allowance for loan losses	(690)		(507)

Total Loans net (1)	$303,780		$168,996

(1)	Includes loans held for sale and loans receivable, net

Mortgage Servicing Rights
Total mortgage servicing rights were $11.7 million at June 30, 2001, an increase of $4.9 million or 72% from $6.8 million at December 31, 2000.  Washtenaw has retained the servicing rights on a portion of current mortgage loan production.  Mortgage servicing rights increased during the period due to loan volume and values on newly originated rights.  The majority of the increase relates to the volume of loans sold in June, for which the related servicing rights are recorded as an asset until sale in July under a flow sale agreement.  The increase is also partially related to increased market values attributable to newly originated servicing rights.

Asset Quality
Pelican Financial is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof.  Pelican Financial’s senior officers closely monitor the loan and real estate owned portfolios for potential problems on a continuing basis and report to the Board of Directors of Pelican Financial at regularly scheduled meetings.  These officers regularly review the classification of loans and the allowance for losses.   Pelican Financial also has a quality control department, the function of which is to provide the Board of Directors with an independent ongoing review and evaluation of the quality of the process by which lending assets are generated.

The following table sets forth certain information on nonperforming loans and other real estate owned, the ratio of such loans and other real estate owned to total loans and total assets as of the dates indicated.

	At June 30,		At December 31,

	2001	2000	2000

	(Dollars in thousands)
Nonaccrual loans	$1,232	$-	$975
Loans past due 90 days or more but not on nonaccrual	483	1,027	299

Total nonperforming loans	1,715	1,027	1,274

Other real estate owned	442	73	117

Total nonperforming assets	$2,157	$1,100	$1,391

Total nonperforming assets to total assets	0.64%	0.54%	0.69%
Allowance for loan losses to nonperforming loans	40.23%	40.21%	39.80%
Nonperforming loans to total assets	0.51%	0.51%	0.63%

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio.  These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers’ ability to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.  As Pelican National’s provision for loan losses is based on management’s assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves.  The provision for loan losses for the three months ended June 30, 2001 was $142,000.  The provision for loan losses for the three months ended June 30, 2000 was $37,000.  The provision for loan losses for the six months ended June 30, 2001 was $262,000.  The provision for loan losses for the three months ended March 31, 2000 was $127,000.The increase is due to the increase in the size of the loan portfolio and the increase in total nonperforming loans.

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

The allowance for loan losses represented .65% of the loans receivable outstanding as of June 30, 2001 compared with .57% of the loans receivable outstanding as of December 31, 2000.  The amount of the provision for loan losses charged to expense in each of these periods represents management’s best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses.  Such estimates were based on management’s assessment of the current general economic conditions in Pelican National’s market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National’s past collection experience.

LIABILITIES
At June 30, 2001, the total liabilities of Pelican Financial were $315.0 million as compared to $179.9 million at December 31, 2000, an increase of $135.1 million or 75%. This increase was primarily due to increases in deposits, notes payable and repurchase agreements.

Deposits
Total deposits were $93.5 million at June 30, 2001 compared to $82.0 million at December 31, 2000 an increase of $11.5 million or 14%.  The primary cause of the increase was due to increased balances in the custodial accounts at Pelican National for Washtenaw’s various investors.  These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw.  The balance in these accounts typically increase as the balance in loans held for sale increases or the size of the loan servicing portfolio increases.

Due to Bank
Due to bank was $38.9 million at June 30, 2001 compared to $12.5 at December 31, 2000.  The increase of $26.4 million or 211% was due to the increase of mortgage loan production at Washtenaw.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable
Notes payable was $56.6 million at June 30, 2001 compared to $27.8 million at December 31, 2000.  This increase of $28.8 million or 104% was primarily caused by an increase in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements
Repurchase agreements were $103.3 million at June 30, 2001 compared to $39.0 million at December 31, 2000.  This increase of $64.3 million or 165% in the repurchase agreements was primarily the result of an increase in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Pelican Financial is currently negotiating a $3.0 million line of credit.  This will be used to pay off its existing term loan and fund growth either at Washtenaw or Pelican National.  Management anticipates signing the new loan agreement prior to the end of the year.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $80 million, of which $12.0 million represents a sublimit for servicing under contract for sale, and $6 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $55.1 million at June 30, 2001 and $26.0 million at December 31, 2000.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 5.25% at June 30, 2001 and 8.50% at December 31, 2000.  The effective interest rate on the agreements to repurchase was 4.65% at June 30, 2001 and 7.90% at December 31, 2000.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $38.9 million at June 30, 2001 and $12.5 million at December 31, 2000.  The increase is the result of the increase in mortgage lending activity during the period.

Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At June 30, 2001, Pelican National had a liquidity ratio of 10.57%.  Liquidity, as measured in the form of cash and cash equivalents totaled $5.8 million at June 30, 2001, a decrease of $4.4 million from December 31, 2000 to June 30, 2001.  The decrease is primarily the result of a $4.1 million decrease in the outstanding federal funds sold at June 30, 2001.

Pelican Financial's ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for Pelican Financial's loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At June 30, 2001, Washtenaw had outstanding rate-lock commitments to lend $121.2 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of June 30, 2001, Washtenaw had outstanding commitments to sell $245.2 million of mortgage loans.  These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at June 30, 2001 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at June 30, 2001 and December 31, 2000, respectively:

	Actual

	June 30, 2001		December 31, 2000		Required to be

	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized

Total Equity Capital to risk-weighted assets	12.52%	11.13%	14.85%	17.04%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	11.74%	10.80%	14.14%	16.64%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	8.97%	6.71%	9.85%	10.50%	4.00%	5.00%

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K.  Management believes that there has been no material change in Pelican Financial’s asset/liability position or the market value of Pelican Financial’s portfolio since December 31, 2000.

Part II. Other Information

Item 1.   Legal Proceedings

During the second quarter, a case involving “yield spread premiums” was granted class-action status by the 11th U.S. Circuit Court of Appeals.  This decision does not directly effect Pelican Financial since they were not named as a defendant.  However, as described in the filing of the registrants Form 10-K, Pelican Financial is the defendant in two similar cases.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Item 2.  Changes in Securities and Use of Proceeds

On June 4, 2001, the Board of Directors declared a 10% stock dividend to shareholders of record June 18, 2001 and payable July 2, 2001.

Item 3	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Shareholders

Pelican Financial held its 2001 Annual Meeting of Shareholders on April 25, 2001.  The following directors were elected at the annual meeting to serve a three year term.

	For	Against	Abstentions

Robert C. Huffman	3,195,190	27,340	0
Michael Hogan	3,195,190	27,340	0
Howard M. Nathan	3,195,190	27,340	0

A vote was taken to ratify the appointment of Crowe Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 2001.  The appointment was approved by the following votes:  3,194,690 for, 9,340 against, and 18,500 abstained.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period June 30, 2001.

                           Pelican Financial, Inc. and Subsidiaries

                                                     Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001	/s/ Charles C. Huffman

Charles C. Huffman
President and Chief Executive Officer

Date: August 13, 2001	/s/ Howard M. Nathan

Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)