Form 10-Q
period 2001-09-30
PELICAN FINANCIAL INC
filed 2001-11-13
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001

Or

☐   Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number  000-26601

Pelican Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware
58-2298215
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3767 Ranchero Drive

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

Common Stock Outstanding as of October 31, 2001

Common stock, $0.01 Par value …………………………….. 4,393,220 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

September 30,
		December 31,
	2001	2000
	(Unaudited)
ASSETS

Cash and cash equivalents	$7,331,606	$10,174,294
Accounts receivable, net	7,546,398	5,510,387
Securities available for sale	6,258,020	5,863,928
Federal Reserve & Federal Home Loan Bank Stock	1,070,000	970,000
Loans held for sale	136,809,181	80,062,256
Loans receivable, net	106,540,049	88,933,374
Mortgage servicing rights, net	10,191,802	6,796,597
Other real estate owned	230,470	117,489
Premises and equipment, net	1,226,801	878,913
Other assets	2,098,489	1,929,105

	$279,302,816	$201,236,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$24,257,682	$12,512,146
Interest-bearing	69,832,654	69,496,306
Total deposits	94,090,336	82,008,452
Due to bank	26,324,183	12,507,351
Notes payable	53,795,582	27,815,712
Repurchase agreements	54,924,551	38,981,233
Federal Home Loan Bank borrowings	16,000,000	14,000,000
Other liabilities	9,756,128	4,559,518
Total liabilities	254,890,780	179,872,266

Shareholders' equity
Preferred stock, 200,000 shares authorized; none outstanding Common stock, $.01 par value 10,000,000 shares authorized; 4,392,220 and 3,992,836 outstanding at September 30, 2001 and December 31, 2000 respectively	43,932	39,928
Additional paid in capital	15,187,942	13,631,156
Retained earnings	9,157,115	7,724,926
Accumulated other comprehensive income (loss) net of tax	23,047	(31,933)
Total shareholders' equity	24,412,036	21,364,077

	$279,302,816	$201,236,343

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$6,091,915	$3,931,253	$17,564,110	$11,419,844
Investment securities	115,215	107,576	307,331	325,899
Federal funds sold and overnight accounts	16,551	66,224	187,184	265,642

Total interest income	6,223,681	4,105,053	18,058,625	12,011,385

Interest expense
Deposits	971,508	883,052	3,040,164	2,486,498
Other borrowings	2,362,177	1,696,678	7,376,406	4,678,268
Total interest expense	3,333,685	2,579,730	10,416,570	7,164,766

Net interest income	2,889,996	1,525,323	7,642,055	4,846,619

Provision for loan losses	150,000	60,000	412,000	187,000

Net interest income after provision for loan losses	2,739,996	1,465,323	7,230,055	4,659,619

Noninterest income
Service charges on deposit accounts	28,606	30,083	76,161	56,131
Servicing income	670,607	544,430	1,850,093	2,040,200
Gain on sales of mortgage servicing rights and loans, net	5,360,481	1,699,993	15,608,276	5,129,035
Other income	352,510	194,350	1,226,854	612,930
Total noninterest income	6,412,204	2,468,856	18,761,384	7,838,296

Noninterest expense
Compensation and employee benefits	4,445,909	2,060,851	11,908,484	6,418,193
Occupancy and equipment	424,155	368,626	1,204,132	1,121,785
Telephone	117,686	109,931	421,949	318,342
Postage	158,604	83,569	480,367	267,312
Amortization of mortgage servicing rights	569,054	457,929	1,409,325	1,563,653
Mortgage servicing rights valuation adjustment	680,064	23,034	1,615,378	(61,874)
Other noninterest expense	1,497,114	743,460	3,763,477	2,575,503
Total noninterest expense	7,892,586	3,847,400	20,803,112	12,202,914

Income before income taxes and cumulative effect of change in accounting principle	1,259,614	86,779	5,188,327	295,001

Provision for income taxes	425,159	25,319	1,778,439	109,205

Income before cumulative effect of change in accounting principle	834,455	61,460	3,409,888	185,796

Cumulative effect of change in accounting principle, net of tax	-	-	(420,495)	-

Net income	$834,455	$61,460	$2,989,393	$185,796

Basic and diluted earnings per share before cumulative effect of change in accounting principle	$0.19	$0.01	$0.78	$0.04

Per share cumulative effect of change in accounting principle	-	-	(0.10)	-

Basic and diluted earnings per share	$0.19	$0.01	$0.68	$0.04

Comprehensive income	$872,537	$119,975	$3,044,373	$247,100

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

	2001	2000
Cash flows from operating activities
Net cash used by operating activities	$(88,723,853)	$(28,794,996)

Cash flows from investing activities
Loans receivable originations, net	(18,018,676)	(17,021,232)
Proceeds from sales of mortgage servicing rights	35,244,666	15,868,784
Other real estate owned, net	(112,981)	405,430
Property and equipment expenditures, net	(648,485)	(373,257)
Purchase of securities available for sale	(4,560,000)	-
Proceeds from maturities and principal repayments of securities available for sale	4,251,151	250,480
Purchase of Federal Reserve Stock	(100,000)	(200,000)
Net cash provided (used) by investing activities	16,055,675	(1,069,795)

Cash flows from financing activities
Increase in deposits	12,081,884	12,652,941
Increase (decrease) in due to bank	13,816,832	(1,048,868)
Increase in notes payable due on demand	25,979,870	8,689,537
Advances on Federal Home Loan Bank borrowings	2,000,000	6,000,000
Exercise of stock options	3,586	-
Increase in repurchase agreements	15,943,318	7,522,892
Net cash provided by financing activities	69,825,490	33,816,502

Net change in cash and cash equivalents	(2,842,688)	3,951,711

Cash and cash equivalents at beginning of period	10,174,294	1,883,472

Cash and cash equivalents at end of period	$7,331,606	$5,835,183

Cash and equivalents is composed of:
Cash and demand deposits due from banks	$2,496,606	$2,474,183
Interest-bearing deposits in banks	-	97,000
Federal funds sold	4,835,000	3,264,000

Total cash and cash equivalents	$7,331,606	$5,835,183

Supplemental cash disclosures
Interest paid	$10,601,255	$7,153,722
Income taxes paid	173,000	72,000

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2001 and 2000, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiaries Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in Pelican Financial's Form 10-K.

Certain prior year amounts have been reclassified to conform with the current presentation.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	December 31,
	2001	2000
Commercial, financial and agricultural	$2,904,066	$1,115,718
Commercial real estate	32,853,753	32,363,539
Residential real estate	52,707,542	50,713,118
Installment loans	18,846,697	5,248,512
	107,312,058	89,440,887
Deduct allowance for loan losses	(772,009)	(507,513)

Loans receivable, net	$106,540,049	$88,933,374

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2001	2000

Balance at beginning of period	$690,279	$412,584
Provision for loan losses	150,000	60,000
Loans charged-off	(68,270)	(3,340)
Recoveries	-	2,259

Balance at end of period	$772,009	$471,503

Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

	2001	2000

Balance at beginning of period	$507,513	$373,879
Provision for loan losses	412,000	187,000
Loans charged-off	(148,989)	(91,635)
Recoveries	1,485	2,259

Balance at end of period	$772,009	$471,503

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

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months	Three Months
	ended	ended
	September 30,	September 30,
	2001	2000
Basic earnings per share
Net income	$834,455	$61,460
Weighted average shares outstanding	4,392,192	4,392,120
Basic earnings per share	$0.19	$0.01

Diluted earnings per share
Net income	$834,455	$61,460
Weighted average shares outstanding	4,392,192	4,392,120
Dilutive effect of assumed exercise of stock options	8,200	-
Diluted average shares outstanding	4,400,392	4,392,120
Diluted earnings per share	$0.19	$0.01

	Nine Months	Nine Months
	ended	ended
	September 30,	September 30,
	2001	2000
Basic earnings per share
Net income	$2,989,393	$185,796
Weighted average shares outstanding	4,392,144	4,392,120
Basic earnings per share	$0.68	$0.04

Diluted earnings per share
Net income	$2,989,393	$185,796
Weighted average shares outstanding	4,392,144	4,392,120
Dilutive effect of assumed exercise of stock options	8,200	-
Diluted average shares outstanding	4,400,344	4,392,120
Diluted earnings per share	$0.68	$0.04

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

	Dollars in thousands
Three Months Ended September 30, 2001	Retail Banking	Mortgage Banking	Other	Consolidated Totals
Net interest income	$1,298	$1,613	$(21)	$2,890
Gain on sales of MSR and loans, net	27	5,334	-	5,361
Servicing income	1	670	-	671
Noncash items:
Provision for loan losses	150	-	-	150
MSR amortization & valuation	2	1,247	-	1,249
Provision for income taxes	107	352	(34)	425
Segment profit/(loss), before cumulative effect of change in accounting principle	206	695	(67)	834
Segment assets	121,343	158,004	(44)	279,303

Three Months Ended September 30, 2000
Net interest income	$1,135	$436	$(46)	$1,525
Gain on sales of MSR and loans, net	30	1,670	-	1,700
Servicing income	-	544	-	544
Noncash items:
Provision for loan losses	60	-	-	60
MSR amortization & valuation	2	479	-	481
Provision for income taxes	170	(103)	(42)	25
Segment profit/(loss), before cumulative effect of change in accounting principle	330	(186)	(82)	62
Segment assets	99,168	90,866	51	190,085

Nine Months Ended September 30, 2001

Net interest income	$3,778	$3,948	$(84)	$7,642
Gain on sales of MSR and loans, net	84	15,570	(46)	15,608
Servicing income	3	1,847	-	1,850
Noncash items:
Provision for loan losses	412	-	-	412
MSR amortization & valuation	6	3,018	-	3,024
Provision for income taxes	291	1,621	(134)	1,778
Segment profit/(loss), before cumulative effect of change in accounting principle	559	3,112	(261)	3,410
Segment assets	121,343	158,004	(44)	279,303

Nine Months Ended September 30, 2000
Net interest income	$3,484	$1,498	$(135)	$4,847
Gain on sales of MSR and loans, net	46	5,083	-	5,129
Servicing income	5	2,035	-	2,040
Noncash items:
Provision for loan losses	187	-	-	187
MSR amortization & valuation	2	1,500	-	1,502
Provision for income taxes	493	(231)	(153)	109
Segment profit/(loss), before cumulative effect of change in accounting principle	952	(469)	(297)	186
Segment assets	99,168	90,866	51	190,085

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

At January 1 and September 30, 2001 derivatives held included forward contracts to deliver loans and mortgage backed securities.  Periodically, U.S. Treasury options are derivatives that will also be held.  Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process.  Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge.  The effect of adopting SFAS 133 at January 1, 2001 was a pre-tax expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale.  The expense at adoption was recorded as a cumulative effect of change in accounting principle.  During the quarter ended September 30, 2001, a reduction of pre-tax income of $2,012,347 was recorded under SFAS 133, primarily to reflect the loss on forward contracts, and is included in gain on sales of mortgage servicing rights and loans, net. For the nine months ended September 30, 2001, SFAS 133 resulted in a reduction of $1,639,459 to gain on sales of mortgage servicing rights and loans, net.

The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments).  Under FAS 133 it is unclear if rate lock commitments meet the attributes of a derivative.  The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) addressed the issue of such rate lock commitments and issued tentative guidance in January 2001 that categorizes rate lock commitments intended for sale as derivatives.  The status of DIG guidance is tentative until formally cleared by FASB, and the Company’s policy has been to adopt DIG guidance on this matter after such guidance is cleared by FASB.  As of the date of these financial statements, such guidance continues to remain tentative, and the Company has not adopted the DIG guidance.  Should the DIG guidance on this matter be cleared by FASB as presently written, the Company would record the fair value of rate lock commitments as derivatives and, depending on the amount and attributes of derivatives held at the time, the resulting fair value adjustments would be expected to partially or largely, offset the fair value adjustments on forward commitments.

In June 2001, FASB issued SFAS No. 141, "Business Combinations."  SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method.  The provisions of the Statement apply to all business combinations initiated after June 30, 2001.  The adoption of this statement will only have an impact on the financial statements if the company enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations.  Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified.  Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives.  The Company is required to adopt this statement on January 1, 2002, and early adoption is not permitted.  The adoption of this statement is not expected to have a material impact on the financial statements.

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

EARNINGS PERFORMANCE

Pelican Financial reported net income of $834,000 for the quarter ended September 30, 2001, an increase of $773,000 when compared to net income of $61,000 for the same period in 2000.  Earnings per share, basic and diluted, were $0.19 per share compared to net income of $0.01 per share for the three months ended September 30, 2001 and 2000 respectively.

For the nine months ended September 30, 2001 Pelican Financial reported net income of $3.0 million compared to $186,000 for the same period in 2000.  This includes a $420,000 after tax charge as the result of a cumulative effect of change in accounting principle.  Earnings per share, basic and diluted, were $0.68 per share compared to $0.04 for the nine months ended September 30, 2001 and 2000 respectively.

The cumulative effect of change in accounting principle is the result of the adoption of a new accounting standard (SFAS No. 133) that requires all derivatives to be recorded at fair value.  Unless designated as hedges, changes in these fair values will be recorded in the income statement.  Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.  Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process.  Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge.  The effect of adopting SFAS 133 at January 1, 2001 was a pre-tax expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale.  The effect of adopting SFAS 133 on earnings from operations for the quarter ended September 30, 2001 was pre-tax expense of $2,012,347, primarily consisting of expenses to record the loss on the forward contracts.  This was included as offset to the gain on sales of mortgage servicing rights and loans.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking

The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended September 30, 2001, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $206,000. For the three months ended September 30, 2000 Pelican National's comparable net income was $330,000.  For the nine months ended September 30, 2001, Pelican Financial's net income from retail banking activities primarily conducted by Pelican National totaled $559,000. For the nine months ended September 30, 2000 Pelican National's comparable net income was 952,000.

The decrease in net income for both the three and nine month periods was primarily attributable to an increase in other operating expenses, including employee compensation.  This is due to the additional staff being hired to manage the current and future growth of the retail banking line of business.

Net Interest Income

Net Interest Income was $1.3 million and $1.1 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000 net interest income was $3.8 million and $3.5 million respectively.  The increase in net interest income was due primarily to an increase in the average interest bearing assets outstanding and a reduction in the cost of new funding sources.  This was offset by a decrease in yield on interest earning assets.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended September 30,
	2001			2000
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$1,784	$17	3.81%	$3,906	$66	6.76%
Securities	7,265	115	6.33	6,550	108	6.60
Loans held for sale	191,031	3,726	7.80	86,354	1,936	8.97
Loans receivable, net	105,026	2,366	9.01	82,215	1,995	9.71
Total interest-earning assets	305,106	6,224	8.16	179,025	4,105	9.17
Non-earning assets	19,249			12,234
Total assets	$324,355			$191,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$667	4	2.40	$903	5	2.21
Money market accounts	4,092	37	3.62	2,487	28	4.50
Savings deposits	8,214	90	4.38	19,997	189	3.78
Time deposits	53,890	841	6.24	41,925	661	6.31
Other borrowings	184,349	2,362	5.13	79,701	1,697	8.52
Total interest-bearing liabilities	251,212	3,334	5.31	145,013	2,580	7.11
Noninterest-bearing liabilities	48,460			25,004
Stockholders' equity	24,683			21,242
Total liabilities and stockholders' equity	$324,355			$191,259
Interest rate spread			2.85%			2.06%
Net interest income and net interest margin		$2,890	3.79%		$1,525	3.41%

	Nine months ended September 30,
	2001			2000
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$4,950	$187	5.04%	$6,011	$265	5.88%
Securities	6,437	307	6.36	6,578	326	6.61
Loans held for sale	177,275	10,672	8.03	83,636	5,471	8.72
Loans receivable, net	99,419	6,892	9.24	75,007	5,949	10.58
Total interest-earning assets	288,081	18,058	8.36	171,232	12,011	9.35
Non-earning assets	18,559			11,331
Total assets	$306,640			$182,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,230	20	2.17	$932	16	2.29
Money market accounts	3,608	115	4.25	2,584	80	4.13
Savings deposits	13,479	329	3.25	15,574	462	3.96
Time deposits	53,472	2,576	6.42	42,722	1,929	6.02
Other borrowings	130,545	7,376	7.53	81,130	4,678	7.69
Total interest-bearing liabilities	202,334	10,416	6.86	142,942	7,165	6.68
Noninterest-bearing liabilities	81,761			18,404
Stockholders' equity	22,545			21,217
Total liabilities and stockholders' equity	$306,640			$182,563
Interest rate spread			1.50			2.67%
Net interest income and net interest Margin		$7,642	3.54%		$4,846	3.77%

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

Noninterest Income

Noninterest income for the three months ended September 30, 2001 was $66,000, compared to $62,000 for the same period in 2000, an increase of $4,000 or 6%.  For the nine months ended September 30, 2001, noninterest income was $187,000 compared to $119,000 for the same period in 2000.  The increase of $68,000, or 57%, was primarily the result of an increase in gain on sale of mortgage servicing rights and loans of $38,000.  The increase in the gain on sale of mortgage servicing right and loans is due to increased loan production.  In addition, service charges on deposit accounts increased $20,000 resulting from the increase in number of deposit accounts.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2001 was $901,000, compared to $637,000 for the same period in 2000, an increase of $264,000 or 41%. This increase was primarily due to the following; increases in compensation and employee benefits of $157,000 or 58%, occupancy and equipment expense of $32,000 or 24%, and other operating expenses of $67,000 or 32%.  The increases were the result of expenses related to additional support staff hired due to the growth of the bank.

For the nine months ended September 30, 2001, noninterest expense was $2.7 million compared to $2.0 million for the same period in 2000.  The increase of $700,000 or 35% was also attributable to the aforementioned expenses incurred as a result of the overall growth of the bank.

Mortgage Banking

The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended September 30, 2001, Pelican Financial's net income from mortgage banking activities primarily conducted by Washtenaw totaled $695,000. For the three months ended September 30, 2000 Washtenaw's comparable net loss was $186,000.  For the nine months ended September 30, 2001, the net income from mortgage banking activities totaled $2.7 million compared to a net loss of $469,000 for the same period in 2000. The increase in the net income for both periods was primarily attributable to a increase in mortgage loan production as a result of the decrease in mortgage interest rates.

The volume of loans produced for the three months ended September 30, 2001 totaled $688.0 million as compared to $249.4 million for the three months ended September 30, 2000, an increase of $438.6 million or 176%.  For the nine months ended September 30, loan production totaled $2.1 billion and $814.5 million for 2001 and 2000 respectively.  This represents an increase of $1.3 billion or 158%.  The decrease in mortgage interest rates increased the amount of loan refinancing that occurred in the first nine months of 2001.  This is the primary factor for the increase in loan volume.

Noninterest Income

Total noninterest income for the three months ended September 30, 2001 was $6.4 million, compared to $2.4 million for the three months ended September 30, 2000, an increase of $4.0 million or 167%. This increase was primarily due to a 219% increase in the gain on sales of mortgage servicing rights and loans of $3.6 million.  For the nine months ended September 30, 2001 noninterest income was $18.6 million, compared to $7.7 million for the nine months ended September 30, 2000, an increase of $10.9 million or 142%. This increase was primarily due to a 206% increase in the gain on sales of mortgage servicing rights and loans of $10.5 million.

The increase in gain on sale of mortgage servicing rights and loans was primarily due to an increase in the overall new loan origination volume in the first nine months of 2001.  In addition, the gains on sale of mortgage servicing rights and loans was effected by an increase of the profit margins on each new loan origination as a result of the increased loan origination volume in the market place.  The increase in new loan originations and the increased profit margins are the result of the decrease in mortgage interest rates.

Loan Servicing

At September 30, 2001 and 2000, Washtenaw serviced $984.2 million and $1.1 billion of loans respectively.  Washtenaw has retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.  This includes both fixed and variable rate conventional loans as well loans insured by the Government National Mortgage Association.  However, the rapid decrease in residential mortgage rates has resulted in loans running off at a higher than anticipated rate.  During the fourth quarter, management plans to retain a larger percentage of new loan production to maintain its current servicing portfolio size.  At September 30, 2001 and 2000, with the exception of servicing related to loans held for sale in Washtenaw's loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.

Service fee income, net of amortization, was $103,000 and $89,000 for the three months ended September 30, 2001 and 2000 respectively.  For the nine months ended September 30, 2001 and 2000, service fee income net of amortization was $444,000 and $474,000 respectively.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2001 was $6.9 million, compared to $3.1 million for the same period in 2000, an increase of $3.8 million or 123%. This increase was primarily due to the increase in employee compensation and benefits expenses of approximately $2.2 million and an increase in the mortgage servicing rights valuation adjustment of $657,000.  The increase in employee compensation and benefits was primarily the result of an increase in personnel and overtime as well as an increase in total commissions paid to the existing sales force as a result of the increase in new loan originations.  Washtenaw’s sales force is comprised primarily of commission based business consultant’s who are paid a percentage of the loan production from their customers.  The mortgage servicing rights valuation adjustment increased due to the decrease in mortgage interest rates.  As mortgage interest rates drop, the value of the mortgage servicing rights asset decreases because of the higher likelihood the loans will be refinanced.

 For the nine months ended September 30, 2001 and 2000, noninterest expense was $17.9 million and $9.9 million, a difference of $8.0 million between the comparable periods.  The increase was primarily the result of an increase in personnel and total commissions paid to the existing sales force as a result of the increase in new loan originations and the increase in the mortgage servicing rights valuation adjustment as previously discussed.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At September 30, 2001, total assets of Pelican Financial equaled $279.3 million as compared to $201.2 million at December 31, 2000, an increase of $78.1 million or 39%. This increase is primarily due to increases in loans held for sale, loans receivable and mortgage servicing rights offset by a decrease in cash and cash equivalents.

Cash and Cash Equivalents

Cash and cash equivalents were $7.3 million at September 30, 2001 compared to $10.2 million at December 31, 2000. The decrease of $2.9 million or 28% was primarily the result of a decrease in federal funds sold of $2.2 million.  Pelican National had excess liquidity that was used to fund loan originations and the purchase of additional investment securities.

Investment Securities

Pelican National utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At September 30, 2001 and at December 31, 2000, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated.  At September 30, 2001, the market value of Pelican National's investment portfolio totaled $7.3 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders' equity.

	At	At
	September 30,	December 31,
	2001	2000
	(Dollars in thousands)

U. S. Government agency	$4,584	$3,984
Mortgage-backed securities	1,674	1,880
Federal Reserve Bank and Federal Home Loan Bank Stock	1,070	970
Total investment securities	$7,328	$6,834

Loans Held for Sale

Loans held for sale were $136.8 million at September 30, 2001 compared to $80.1 million at December 31, 2000.  This increase of $56.7 million or 71% was caused by the increased refinance activity at Washtenaw resulting from the decrease in mortgage interest rates.

Loans Receivable

Total loans receivable were $106.5 million at September 30, 2001, an increase of $17.6 million or 20% from $88.9 million at December 31, 2000.  This increase resulted primarily from increases in commercial, residential real estate and boat lending production at Pelican National.  This was offset by a higher level of loans that paid in full due to the declining interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	September 30, 2001		December 31, 2000
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$188,314	77.00%	$128,913	75.71%
Commercial and industrial real estate	30,373	12.42	28,662	16.83
Construction	4,206	1.72	6,339	3.72
Total real estate loans	222,893	91.14	163,914	96.26
Other loans:
Business, commercial	2,904	1.19	1,116	0.66
Automobile	240	0.10	268	0.16
Boat	16,073	6.57	2,731	1.60
Other consumer	2,534	1.00	2,249	1.32
Total other loans	21,751	8.86	6,364	3.74
Total gross loans	244,644	100.00%	170,278	100.00%

Unearned fees, premiums and discounts, net	(523)		(775)
Allowance for loan losses	(772)		(507)

Total Loans net (1)	$243,349		$168,996

(1)     Includes loans held for sale and loans receivable, net

Mortgage Servicing Rights

Total mortgage servicing rights were $10.2 million at September 30, 2001, an increase of $3.4 million or 72% from $6.8 million at December 31, 2000.  Washtenaw has retained the servicing rights on a portion of current mortgage loan production.  Mortgage servicing rights increased during the period due to loan volume and values on newly originated rights.  The majority of the increase relates to the volume of loans sold in September, for which the related servicing rights are recorded as an asset until the rights are sold in October under a flow sale agreement.

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

	At September 30,		At December 31,
	2001	2000	2000
	(Dollars in thousands)
Nonaccrual loans	$1,084	$627	$975
Loans past due 90 days or more but not on nonaccrual	533	123	299
Total nonperforming loans	1,617	750	1,274

Other real estate owned	230	134	117
Total nonperforming assets	$1,847	$884	$1,391

Total nonperforming assets to total assets	0.66%	0.47%	0.69%
Allowance for loan losses to nonperforming loans	47.74%	62.93%	39.80%
Nonperforming loans to total assets	0.58%	0.39%	0.63%

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio.  These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers' ability to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.  As Pelican National's provision for loan losses is based on management's assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves.  The provision for loan losses for the three months ended September 30, 2001 was $150,000.  The provision for loan losses for the three months ended September 30, 2000 was $60,000.  The provision for loan losses for the nine months ended September 30, 2001 was $412,000.  The provision for loan losses for the nine months ended September 30, 2000 was $187,000.  The increase is due to the increase in the size of the loan portfolio and the overall downturn in the economy that has contributed to an increase in total nonperforming loans.

The allowance for loan losses represented .72% of the loans receivable outstanding as of September 30, 2001 compared with .57% of the loans receivable outstanding as of December 31, 2000.  The amount of the provision for loan losses charged to expense in each of these periods represents management's best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses.  Such estimates were based on management's assessment of the current general economic conditions in Pelican National's market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National's past collection experience.

LIABILITIES

At September 30, 2001, the total liabilities of Pelican Financial were $254.9 million as compared to $179.9 million at December 31, 2000, an increase of $75.0 million or 42%. This increase was primarily due to increases in deposits, notes payable and repurchase agreements.

Deposits

Total deposits were $94.1 million at September 30, 2001 compared to $82.0 million at December 31, 2000 an increase of $12.1 million or 15%.  The primary cause of the increase was due to increased balances in the custodial accounts at Pelican National for Washtenaw’s various investors.  These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw.  The balance in these accounts typically increase as the balance in loans held for sale increases or the size of the loan servicing portfolio increases.

Due to Bank

Due to bank was $26.3 million at September 30, 2001 compared to $12.5 at December 31, 2000.  The increase of $13.8 million or 110% was due to the increase of mortgage loan production at Washtenaw.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable

Notes payable was $53.8 million at September 30, 2001 compared to $27.8 million at December 31, 2000.  This increase of $26.0 million or 94% was primarily caused by an increase in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements

Repurchase agreements were $54.9 million at September 30, 2001 compared to $39.0 million at December 31, 2000.  This increase of $15.9 million or 41% in the repurchase agreements was primarily the result of an increase in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $80 million, of which $12.0 million represents a sublimit for servicing under contract for sale, and $6 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $52.3 million at September 30, 2001 and $26.0 million at December 31, 2000.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 4.0% at September 30, 2001 and 8.50% at December 31, 2000.  The effective interest rate on the agreements to repurchase was 3.40% at June 30, 2001 and 7.90% at December 31, 2000.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $26.3 million at September 30, 2001 and $12.5 million at December 31, 2000.  The increase is the result of the increase in mortgage lending activity during the period.

Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At September 30, 2001, Pelican National had a liquidity ratio of 11.73%.  Liquidity, as measured in the form of cash and cash equivalents totaled $7.3 million at September 30, 2001, a decrease of $2.9 million from December 31, 2000 to September 30, 2001.  The decrease is primarily the result of a $2.2 million decrease in the outstanding federal funds sold at September 30, 2001.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At September 30, 2001, Washtenaw had outstanding rate-lock commitments to lend $148.1 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of September 30, 2001, Washtenaw had outstanding commitments to sell $154.9 million of mortgage loans.  These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System's (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at September 30, 2001 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at September 30, 2001 and December 31, 2000, respectively:

	Actual
	September 30,		December 31,
	2001		2000
					Required to be
	Pelican	Pelican	Pelican	Pelican	Adequately	Well
	National	Financial	National	Financial	Capitalized	Capitalized
Total Equity Capital to risk-weighted assets	12.60%	13.57%	14.85%	17.04%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	11.74%	13.14%	14.14%	16.64%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	9.11%	7.54%	9.85%	10.50%	4.00%	5.00%

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

Part II. Other Information

Item 1.   Legal Proceedings

A case involving “yield spread premiums” was granted class-action status by the 11th U.S. Circuit Court of Appeals.  However, during the third quarter, the Department of Housing and Urban Development (“HUD”) issued a Clarification of Statement of Policy which appears to imply that each “yield spread premium” case will need to be considered based on the individual circumstances surrounding the loan and therefore eliminate the possibility of class action status.  This decision does not directly effect Pelican Financial since they were not named as a defendant.  However, as described in the filing of the registrant’s 2001 Form 10-K, Pelican Financial is the defendant in two similar cases.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Item 2.    Changes in Securities and Use of Proceeds

                None.

Item 3.    Defaults Upon Senior Securities

                Not Applicable.

Item 4.    Submission of Matters to a Vote of Shareholders

                None

Item 5.    Other Information

                None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period September 30, 2001.

                                Pelican Financial, Inc. and Subsidiaries

                                                                Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: November 13, 2001	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)