Form 10-K405
period 2001-12-31
PELICAN FINANCIAL INC
filed 2002-03-25
CIK 1037652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-14986

PELICAN FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2298215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3767 Ranchero Drive, Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)

(800) 242-6698
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The issuer’s voting stock trades on the American Stock Exchange under the symbol “PFI.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on March 15, 2002, was $25,085,138 ($5.71 per share based on 4,393,194 shares of common stock outstanding).

As of March 15, 2002, there were issued and outstanding 4,393,194 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.             Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 2001 (Part II).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report and Form 10-K, including some statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” are forward-looking statements about what may happen in the future.  They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans.  These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change.  Our actual results could be very different from and worse than our expectations for various reasons, including those discussed in “Business - Factors that May Affect Future Results.”  You are urged to carefully consider these factors, as well as other information contained in this Annual Report and Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

PART I

Item 1.       Business

General

Pelican Financial, Inc. was incorporated in Delaware on March 3, 1997 to own and control all of the outstanding capital stock of Pelican National Bank and Washtenaw Mortgage Company.  Pelican National is engaged primarily in retail banking and Washtenaw is engaged primarily in mortgage banking.  Pelican Financial has no employees other than executive officers who do not receive compensation from Pelican Financial for serving in this capacity.  See “Management - Director and Executive Officer Compensation.”  Pelican Financial engages in no other operations other than the management of its investments in Pelican National and Washtenaw.

Pelican Financial is registered with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956.  Because Pelican Financial is a bank holding company, its primary federal regulator is the Federal Reserve Board.

Pelican Financial currently operates in both the retail banking and mortgage banking segments through its wholly-owned subsidiaries.  For the year ended December 31, 2001, most of Pelican Financial’s revenues (net interest income and non-interest income) and earnings before income taxes are attributable to the mortgage banking segment, primarily conducted by Washtenaw.  This was due primarily to the mortgage interest rate environment, which improved Washtenaw’s earnings in 2001.

At December 31, 2001, total assets of Pelican Financial were $374.6 million, of which approximately $241.4 million were assets of Washtenaw and approximately $133.3 million were assets of Pelican National.  For the year ended December 31, 2001, net income was $7.0 million, of which $6.5 million was net income of Washtenaw, $759,000 was net income of Pelican National, and $363,000 was a net loss at the holding company level.

Market Area

The mortgage banking offices of Washtenaw are located in Ann Arbor, Michigan and Pleasant Hill, California.  From these offices, Washtenaw operates its national wholesale lending as well as its retail mortgage origination business.  Washtenaw does business with over 1,992 correspondent lenders in approximately 41 states.  For the year ended December 31, 2001, the top five states in terms of number of loan purchases for Washtenaw are Michigan (33%), Ohio (19%), California (9%), Florida (4%), and Indiana (4%).

The retail banking operations of Pelican National are primarily located in Naples, Florida and Fort Myers, Florida.  Pelican National is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves.  Pelican National’s primary service area for attracting deposits and making loans includes the communities located in western Collier County, Florida and Lee County, Florida.  These communities include North Naples, Central Naples, East Naples, South Naples, Golden Gate, Marco Island, and the portion of Bonita Springs, which is in Collier County, which make up an area locally known as the “greater Naples area.”  Collier County has, and continues to experience population growth greater than the national and Florida averages.  The population of Collier County for the year 2000 census was estimated at 251,000, which is approximately 65% greater than in 1990.  Naples is the second fastest growing metropolitan area in the United States since the 1980 census.  Its population is expected to grow to over 300,000 people by 2015.

As a result of the opening of our first branch office in Fort Myers, Florida, Pelican National Bank’s secondary service area for attracting deposits and making loans includes the communities located in western Lee County, Florida.  These communities include North Fort Myers, Central Fort Myers, East Fort Myers, South Fort Myers, Fort Myers Beach, Sanibel Island, Captiva Island, Cape Coral, Lehigh Acres, and Pine Island.  Lee County has, and continues to experience population growth greater than the national and Florida averages.  The population of Lee County increased approximately 24% from the 1990 census through the year 2000 and was estimated to be 440,000 according to the 2000 census.

Because of its year-round subtropical climate and pristine beaches, Collier County attracts approximately 2.8 million visitors per year.  As a result, the service sector is the largest employer in Collier County, particularly hotels such as those operated by Marriott Corporation, Hilton, and Radisson.  The next largest sector is retail trade followed by construction and the government.  Personal income in the Naples area is the second highest in the United States and is approximately 157% higher than the remainder of Florida and the United States.  According to the Department of Housing and Urban Development, median family income in the Naples area was $65,000 in 2001.

Lee County also has a year round subtropical climate and pristine beaches and attracts approximately 2.0 million visitors per year.  As a result, the service sector is the largest employer in Lee County.  The next largest sector is retail trade followed by the government and construction.  Per capita personal income is approximately 3.7% higher than the per capita income of Florida.  United States census data shows the median family income in the Fort Myers area was $34,117 in 2000.

Competition

Pelican Financial faces significant competition both in generating loans at Washtenaw and in attracting deposits and making loans at Pelican National.

The mortgage banking operations of Washtenaw compete on a national basis with local, regional, and national mortgage lenders, insurance companies, and financial institutions.  Many of these competitors are significantly larger and have greater financial resources than Washtenaw.  Mortgage banking is a highly competitive business.  The underwriting guidelines and servicing requirements set by the participants in the secondary markets are standardized.  As a result, mortgage banking products (i.e., mortgage loans and the servicing of these loans) have become difficult to differentiate.  Mortgage bankers compete primarily on the basis of price or service, making effective cost management essential.  Mortgage bankers generally seek to develop cost efficiencies in one of two ways: economies of scale or specialization.  Washtenaw has sought economies of scale through an emphasis on wholesale originations and the introduction of automated processing systems that allow Washtenaw to request and receive credit reports directly into its computer system and then to transmit and receive mortgage approvals and rejections online.  Therefore, Washtenaw primarily seeks to distinguish itself by providing quality service through automated processing of loan applications at a price that is below the average of its competition.

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

Pelican National operates as a full-service community bank, offering a variety of financial services to meet the needs of its market area.  Those services include accepting time and demand deposits from the general public and, together with other funds, using the proceeds to originate secured and unsecured commercial and consumer loans, finance commercial transactions, and provide construction and mortgage loans, as well as home equity and personal lines of credit.  Other services offered by Pelican National include the sale of money orders, traveler’s checks, cashier’s checks, and savings bonds, wire transfer and direct deposit services, and safe deposit boxes.

Pelican National’s primary market area is also highly competitive and Pelican National faces direct competition for loans from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence.  Pelican National’s most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions.  In addition, Pelican National faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in instruments such as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.  Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.  Pelican National primarily seeks to distinguish itself from the competition based on the level of service offered and its variety of loan products.  As a full-service community bank, Pelican National believes that it can better serve individuals and small businesses that have become disenfranchised with the narrow guidelines of large national and regional banks.

Lending Activities

General.  Washtenaw originates or acquires loans primarily through wholesale, correspondent, and retail loan production.  Loans are held available for sale in the secondary market.  Wholesale mortgage loan production involves the origination of loans by a nationwide network of independent mortgage brokers with funding provided directly by Washtenaw (i.e., table funding) and the transfer of these loans to Washtenaw upon closing.  Correspondent mortgage loan production occurs through the purchase of loans by Washtenaw from independent mortgage lenders, commercial banks, savings and loan associations, and other financial intermediaries that originate loans in their own name using their own source of funds.  Retail mortgage loan production for mortgage banking operations occurs through Washtenaw’s retail loan origination office in Ann Arbor, Michigan.

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

For the year ended December 31, 2001, Pelican Financial’s combined wholesale and correspondent loan production totaled $3.1 billion and its retail loan production totaled $104.0 million.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

	December 31,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$269,498	82.38%	$128,913	75.71%	$111,646	84.49%
Commercial and industrial real estate	32,954	10.07	28,662	16.83	16,987	12.86
Construction	3,673	1.12	6,339	3.72	1,706	1.29
Total real estate loans	306,125	93.57	163,914	96.26	130,339	98.64
Other loans:
Business, commercial	703	0.22	1,116	0.66	679	0.51
Automobile	245	0.08	268	0.16	106	0.08
Boat	17,821	5.45	2,731	1.60	—	—
Other consumer	2,242	0.68	2,249	1.32	1,015	0.77
Total other loans	21,011	6.43	6,364	3.74	1,800	1.36

Total gross loans	327,136	100.00%	170,278	100.00%	132,139	100.00%

Unearned fees, premiums and discounts, net	(305)		(775)		(2,647)

Allowance for loan losses	(856)		(507)		(374)

Total Loans, net (1)	$325,975		$168,996		$129,118

	December 31,
	1998		1997
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$192,703	95.21%	$100,513	99.81%
Commercial and industrial real estate	7,631	3.77	—	—
Construction	898	0.44	—	—
Total real estate loans	201,232	99.42	100,513	99.81
Other loans:
Business, commercial	824	0.41	—	—
Automobile	341	0.17	193	0.19
Boat	—	—	—	—
Other consumer	2	—	—	—
Total other loans	1,167	0.58	193	0.19

Total gross loans	202,399	100.00%	100,706	100.00%

Unearned fees, premiums and discounts, net	1,056		134

Allowance for loan losses	(127)		(66)

Total Loans, net (1)	$203,328		$100,774

(1)           Includes loans held for sale and loans receivable, net.

In its wholesale and correspondent lending, Washtenaw competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition.  Washtenaw primarily originates conforming, fixed rate 30-year mortgage loans, which collectively represented 64% of its total loan production for the year ended December 31, 2001, 68% of its total loan production for the year ended December 31, 2000, and 60% for the year ended December 31, 1999.  In addition, Washtenaw offers other products, such as adjustable-rate, 5-year and 7-year balloons, and jumbo mortgages as well as loans pursuant to various Federal Housing Administration programs.

During the years ended December 31, 2001, 2000 and 1999, approximately 84%, 56% and 68%, respectively, of the single-family mortgage loans originated were refinancings of outstanding mortgage loans.

The following table contains certain information at December 31, 2001 regarding the maturity of Pelican Financial’s loan portfolio along with the dollar amounts of loans due after one year that have fixed and variable rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses.  Scheduled contractual principal repayments are not necessarily predictive of the actual maturities of loans because of prepayments.  The average life of mortgage loans, particularly fixed-rate loans, tends to increase when prevailing mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans, and conversely, decrease when interest rates on existing mortgages are substantially higher than prevailing mortgage rates.

	1 to 4 Family Real Estate	Commercial & Industrial Real Estate	Construction	Business, Commercial	Consumer	Total
Non-accrual loans	$1,875	$—	$—	$—	$18	$1,893

Amounts Due:
Within 3 months	$1,685	$6,460	$907	$353	$8,604	$18,009
3 months to 1 year	9,413	5,595	532	—	27	15,567
Total due within 1 year	11,098	12,055	1,439	353	8,631	33,576

After 1 year:
1 to 3 years	27,112	18,814	—	18	1,850	47,794
3 to 5 years	13,037	1,587	—	—	1,921	16,545
5 to 10 years	17,733	1,945	—	—	15,586	35,264
10 to 15 years	42,628	—	—	—	—	42,628
Over 15 years	149,925	765	—	—	334	151,024
Total due after 1 year	250,435	23,111	—	18	19,691	293,255

Total	$261,533	$35,166	$1,439	$371	$28,322	$326,831

Allowance for loan losses	$499	$94	$14	$3	$246	$856

Fixed rate	$199,299	$4,583	—	$—	$19,015	$222,897
Variable rate	51,136	18,528	—	18	676	70,358
Total due after 1 year	$250,435	$23,111	$—	$18	$19,691	$293,255

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

Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities.  Similarly, the originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae.  In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration in the case of Ginnie Mae.    Loans with principal balances exceeding agency guidelines, currently those in excess of $300,700 for single-family mortgage loans (i.e., “jumbo” or “nonconforming loans”), are sold to private investors.

Washtenaw pursues its loan production strategy as part of its mortgage banking operations through wholesale and correspondent loan production outlets and, to a limited extent, through direct solicitation of commercial banks, savings associations and credit unions and retail loan production.

Wholesale Loan Production.  Under its wholesale operations, Washtenaw funds mortgage loans originated by a network of approximately 1,992 independent mortgage brokers nationwide.  Approximately 40% of these brokers originate mortgage loans for Washtenaw on a monthly basis and the remainders originate mortgage loans for Washtenaw on a quarterly basis.  This network is maintained by Washtenaw’s approximately 27 business consultants, who are compensated through a salary and commission package.  Many of the larger brokers are provided with loan data entry software by Washtenaw for the entry of loan applicant data in a format familiar to Washtenaw’s underwriters and for transmission to Washtenaw’s automated underwriting systems for review.  All loans originated through brokers are underwritten according to Washtenaw’s standards.

Washtenaw’s underwriters or contract representatives review the loan data provided by the loan applicant, including the review of appropriate loan documentation, and request additional information as necessary from the broker.  Loans originated by these brokers are typically funded directly by Washtenaw through table funding arrangements.  In a majority of cases, the loan is closed in the broker’s name and thereafter transferred to Washtenaw together with related mortgage servicing rights for which Washtenaw generally pays a servicing release premium that is included in the loan price paid to the broker by Washtenaw.  However, in certain states, the broker is required to close the loan in Washtenaw’s name.  Broker participants in this program are prequalified on the basis of creditworthiness, mortgage lending experience, and reputation.  Each broker undergoes annual and ongoing reviews by Washtenaw.

Correspondent Loan Production.  In addition, Washtenaw acquires mortgage loans from mortgage lenders, commercial banks, savings and loan associations, and other financial intermediaries.  Washtenaw’s selection of correspondents is subject to a separate approval process with higher net worth requirements than wholesale brokers and correspondents who must use their own source of funds to close loans. The prices of these loan acquisitions are separately negotiated.  Warehouse lines of credit, typically obtained from third parties, may be used by the mortgage lenders to finance their respective mortgage loan originations.  Washtenaw does not provide warehouse lines of credit for its correspondents.  All loans acquired from correspondents are expected to satisfy Washtenaw’s underwriting standards and may be repurchased by the correspondent if there is a default of the loan due to fraud or misrepresentation in the origination process and for certain other reasons, including the failure to satisfy underwriting requirements imposed by Washtenaw.

Retail Loan Production.  Pelican Financial’s retail loan production involves the origination of loans directly from Washtenaw or Pelican National.  Pelican Financial has no retail loan origination offices other than its main office in Ann Arbor, Michigan and Pelican National offices located in Naples and Fort Myers, Florida.  The retail loan activity of Pelican Financial primarily involves the origination of single-family mortgage loans and, to a lesser extent, Pelican National originates construction, consumer, and commercial loans.  These retail loan originations generally provide Pelican Financial with a source of loan production at a lower cost per loan than loans acquired through brokers or correspondents because the cost of generating these loans is more than offset by cost savings through Pelican Financial’s ability to avoid payment of the servicing release premium for the related mortgage servicing rights.

Secondary Market Activities

Pelican Financial sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to the loans.  During the years ended December 31, 2001, 2000 and 1999, Pelican Financial originated or purchased $3.1 billion, $1.1 billion, and $2.3 billion in total mortgage loans, respectively, and sold $3.0 billion, $1.1 billion, and $2.4 billion of mortgage loans, respectively, in the secondary market.  Mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to investors principally at prices established at the time of sale or pursuant to forward sales commitments.  Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, which are generally sold to investment banking firms.  A limited number of mortgage loans are sold to other institutional and non-institutional investors.  For the years ended December 31, 2001, 2000 and 1999, approximately 90% of the conforming conventional mortgage loans were exchanged for Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms.  The remainder were sold to other institutional and non-institutional investors.

Pelican Financial exchanges and sells mortgage loans on a non-recourse basis.  In connection with Pelican Financial’s loan exchanges and sales, Pelican Financial makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information.  If there is a breach of the representations and warranties by Pelican Financial, Pelican Financial typically corrects these flaws.  If the flaws cannot be corrected, Pelican Financial may be required to repurchase these loans.  In cases where loans are acquired from a broker or correspondent and there have been material misrepresentations made to Pelican Financial, Pelican Financial generally has the right to resell the flawed loan back to the broker or correspondent pursuant to the agreement between Pelican Financial and the broker or correspondent.  Otherwise, Pelican Financial is indemnified against loss on these flawed loans by the broker.  In addition, Pelican Financial relies upon contract underwriters for a portion of its loan production, and these underwriters must indemnify Pelican Financial against loss for loans, which are eventually determined to have been flawed by “blatant fraud” upon origination.

Pelican Financial assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility.  These factors are monitored on a daily basis, and Pelican Financial adjusts its hedging on a daily basis as needed.  Pelican Financial hedges its “available for sale” mortgage loan portfolio and its interest rate risk inherent in its unfunded mortgage commitments primarily through the use of forward sale commitments.  Pursuant to these commitments, Pelican Financial enters into commitments with terms of not more than 90 days to sell these loans to Freddie Mac, Fannie Mae, and Ginnie Mae.

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

Nonperforming assets consist of nonaccrual loans and real estate owned.  Loans are usually placed on nonaccrual status when the loan is past due 90 days or more, or the ability of a borrower to repay principal and interest is in doubt.  Real estate acquired by Pelican Financial as a result of foreclosure is classified as other real estate owned until the time it is sold.  Pelican Financial generally tries to sell the property at a price no less than its net book value, but will consider discounts where appropriate to expedite the return of the funds to an earning status.  When the property is acquired, it is initially recorded at the lower of cost or fair value, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and adjusted through a charge to income for changes in the fair value or cost to sell.

Pelican Financial establishes an allowance for losses based upon a quarterly or more frequent evaluation by management of various factors including the estimated market value of the underlying collateral, the growth and composition of the loan portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect borrowers’ abilities to comply with repayment terms.  If actual losses exceed the amount of the allowance for losses, earnings could be adversely affected.  As Pelican Financial’s provision for losses is based on management’s assessment of the general risk inherent in the loan portfolio based on all relevant factors and conditions, the allowance for losses represents general, rather than specific, reserves.

The following table summarizes nonperforming loans, other real estate owned, and restructured loans at the periods indicated.  During the periods indicated, Pelican Financial had no restructured loans.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonaccrual loans	$1,893	$975	$0	$0	$0
Loans past due 90 days or more but not on nonaccrual	1,955	299	2,291	913	1,675
Total nonperforming loans	3,848	1,274	2,291	913	1,675

Other real estate owned	200	117	538	581	299
Total nonperforming assets	$4,048	$1,391	$2,829	$1,494	$1,974

Total nonperforming assets to total assets	1.08%	0.69%	1.82%	0.61%	1.63%
Allowance for loan losses to nonperforming loans	22.25%	39.80%	16.32%	13.91%	3.94%
Nonperforming loans to total assets	1.03%	0.63%	1.47%	0.37%	1.39%

Pelican Financial relies upon its underwriting department to ascertain compliance with individual investor standards prior to sale of the loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance.  During the year ended December 31, 2001, Pelican Financial sold approximately $3.0 billion in single-family mortgage loans into the secondary market, of which 60 loans were repurchased during 2001, representing less than one percent of the approximately 25,500 loans originated in 2001.  Pelican Financial views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department.  All of the loans repurchased during 2001 were nonperforming.  Losses arising from repurchases depend upon whether repurchased loans are or become nonperforming and, if so, whether Pelican Financial is able to recover all of the loan principal and interest otherwise due.

It has been Pelican Financial’s experience, in previous years, and continuing in 2001, that nonperforming loans do not necessarily always result in an ultimate loss to Pelican Financial.  In addition, Pelican Financial may also have the right to sell the repurchased loan back to the broker or correspondent that originated it, or to seek indemnity from the applicable mortgage insurance company in the case of loans that are underwritten on a contract basis for Pelican Financial by these insurers.  As a nonperforming loan progresses through the foreclosure process and becomes other real estate owned, Washtenaw evaluates the underlying collateral for salability and determines whether a reserve is necessary.   Pelican National also maintains an allowance for loan losses related to its loan portfolio.

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy.  The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pelican Financial’s allowance for loan losses.  These agencies may require Pelican Financial to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination.  Pelican Financial will continue to monitor and modify its allowance for loan losses as conditions dictate.  While management believes Pelican Financial’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that Pelican Financial’s level of allowance for loan losses will be sufficient to cover loan losses incurred by Pelican Financial or that adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table contains information with respect to Pelican Financial’s allowance for loan losses for the periods indicated

	At or for the Year Ended December 31,				At or for the Period from February 1, 1997 To December 31, 1997
	2001	2000	1999	1998
	(Dollars in thousands)
Average loans outstanding, net	$288,068	$154,265	$170,949	$181,874	$51,094
Total gross loans outstanding at end of period (1)	$327,136	$169,533	$129,492	$203,455	$100,839

Allowance balance at beginning of period	$507	$374	$127	$65	$0

Provision for loan losses	562	257	255	62	65

Actual charge-offs:
1-4 family residential real estate	171	118	0	0	0
Other	44	8	8	0	0
Total charge-offs	215	126	8	0	0

Recoveries:
Total recoveries	2	2	0	0	0
Net chargeoffs	213	124	8	0	0

Allowance balance at end of period	$856	$507	$374	$127	$65

Net chargeoffs as a percent of average loans	0.07%	0.08%	0.01%	0.00%	0.00%
Allowance for loan losses to total gross loans at end of period	0.26%	0.30%	0.29%	0.06%	0.07%

(1)   Gross loans include loans held for sale.

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	December 31,
	2001			2000			1999
	Allowance Amount		Percent of Loans in Each Category to Total Loans	Allowance Amount		Percent of Loans in Each Category to Total Loans	Allowance Amount		Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1-4 family residential real estate	$499		82.38%	$300		75.71%	$138	(1)	84.49%
Commercial and industrial real estate	94		10.07	162		16.83	85		12.86
Construction	14		1.12	2		3.72	11		1.29
Business, commercial	3		0.22	3		0.66	132		0.51
Automobile	29		0.08	3		0.16	—		0.08
Boat	194		5.45	27		1.60	—		—
Other	23		0.68	10		1.32	8		0.77
Unallocated	—		—	—		—	—
Total	$856	(3)	100.00%	$507	(1)	100.00%	$374	(1)	100.00%

	December 31,
	1998			1997
	Allowance Amount		Percent of Loans in Each Category to Total Loans	Allowance Amount		Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1-4 family residential real estate	$63	(1)	95.21%	$63	(2)	99.81%
Commercial and industrial real estate	44		3.77	—		—
Construction	4		0.44	—		—
Business, commercial	14		0.41	—		—
Automobile	—		0.17	—		0.19
Boat	—		—	—		—
Other	2		—	2		—
Unallocated
Total	$127	(1)	100.00%	$65	(2)	100.00%

(1)           None of the allowance amount is allocated to held-for-sale loans.

(2)           $42,000 of the allowance amount is allocated to held-for-sale loans.

(3)           $194,000 of the allowance amount is allocated to held-for-sale loans

Underwriting

Pelican Financial’s mortgage loans are underwritten either in accordance with applicable Fannie Mae, Freddie Mac or Federal Housing Administration guidelines or with requirements set by other investors.  Although Pelican Financial is qualified to underwrite Veteran’s Administration loans, Pelican Financial does not make these loans.

All mortgage loans originated or acquired by Pelican Financial, whether through its retail banking operations or through its wholesale or correspondent networks, must satisfy Pelican Financial’s underwriting standards.  Pelican Financial permits a few originating correspondent lenders operating pursuant to Pelican Financial’s delegated underwriting program to perform initial underwriting reviews.  Pelican Financial employs an automated underwriting process on most loans that is based upon data provided through Pelican Financial’s initial loan data entry software and is available from Fannie Mae through its Desktop Underwriter™ software or Freddie Mac through its Loan Prospector software.  This process incorporates credit scoring, which in turn employs rules-based and statistical technologies to evaluate the borrower, the property, and the sale of the loan in the secondary market.  This process is intended to reduce processing and underwriting time, to improve overall loan approval productivity, to improve credit quality, and to reduce potential investor repurchase requests.  Approximately 22% of loans underwritten by Pelican Financial are initially underwritten on a contractual basis by mortgage insurance companies, in their capacity as contract underwriters. The mortgage insurance company that supplied the contract underwriter may be required to repurchase loans that are determined not to be in compliance with these underwriting criteria.

A complete review of all information is conducted on loans underwritten directly by Pelican Financial prior to loan approval.  This process involves the transfer of loan data to Pelican Financial by brokers or correspondents using loan data entry software provided by Pelican Financial plus certain other physical documentation or through the physical transfer of loan files to Pelican Financial.  Commercial and residential loans originated by Pelican National are underwritten by Pelican National’s management.

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

Additionally, Pelican Financial randomly selects a statistical sample of generally at least 10% of all loans closed each month.  This review includes a new credit report review and re-underwriting the loan; reverifying funds, employment, and other information in the loan application; and reviewing the data integrity of the information entered into Pelican Financial’s automated underwriting system.  Pelican

Financial also orders a second appraisal on 10% of the statistical sample (i.e., 1% of all loans closed each month).  Pelican Financial uses Desktop Underwriter™ software developed by Fannie Mae and Loan Prospector software developed by Freddie Mac to automate the underwriting process and provides some brokers and correspondents with Desktop Originator™ software, a similar product for use by brokers and correspondents of companies.  In completing an audit, documentation review is performed to ensure regulatory compliance.

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

Mortgage Loan Servicing Activities

Pelican Financial derives a portion of its revenues from the servicing of mortgage loans for others.  For the years ended December 31, 2001, 2000 and 1999, Pelican Financial realized servicing fee income, net of amortization, from its mortgage loan servicing operations of $644,000, $647,000, $985,000, respectively, which represented 2.1%, 6.1% and 4.6% of Pelican Financial’s non-interest income for the respective periods.  Servicing arises in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained.  With the exception of servicing that has been sold but not yet delivered, Pelican Financial does not subservice loans for others.

Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and other miscellaneous duties related to loan administration.  Pelican Financial collects servicing fees from monthly mortgage payments generally ranging from 0.25% (i.e., 25 basis points) to 0.75% (i.e., 75 basis points) of the declining principal balances of the loans per annum.  At December 31, 2001, 2000 and 1999, the weighted average servicing fee on the servicing for others portfolio was 0.31%, 0.26%, and 0.29%, respectively.  Pelican Financial utilizes lock box and debit services of a major bank to expedite the collection and processing of the monthly mortgage payments.  Approximately 85% of the payments were processed through this service at December 31, 2001.

Pelican Financial services mortgage loans nationwide.  The geographic distribution of Pelican Financial’s servicing portfolio reflects the national scope of Pelican Financial’s loan originations and acquisitions.  Pelican Financial actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate to balance its risks and makes adjustments as it deems necessary.  At December 31, 2001 and 2000, Pelican Financial’s servicing portfolio consisted of $1.2 billion and $767 million of conventional servicing, respectively.  These amounts were in addition to loans serviced by Pelican Financial that were recorded on its books as loans receivable (i.e., available for sale and held for investment).

There is prepayment risk related to the value of Pelican Financial’s mortgage servicing rights if declining interest rates provide borrowers with refinancing opportunities.  At December 31, 2001, 2000 and 1999, the total amount of the mortgage servicing rights recorded by Pelican Financial was $14.8 million, $6.8 million and $11.0 million, respectively.  For further information, see Note 4 of Notes to

Consolidated Financial Statements.  Pelican Financial occasionally enters into forward sale commitments of its mortgage servicing rights.  During 2001, Washtenaw was operating under an agreement with a large national purchaser of mortgage servicing rights.  Under the contract, forward servicing sales occurred concurrently with the formation of the mortgage-backed securities being serviced.  Management believes that growth in this form of servicing and servicing sales will provide an excellent opportunity for the deployment of capital and retained earnings.  During the third and fourth quarters of 2001, the value being paid for mortgage servicing rights decreased significantly.  As a result, Washtenaw is currently retaining its mortgage servicing rights until management believes the market improves.  This typically occurs as mortgage interest rates increase which management believes will occur slowly throughout 2002.

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

Pelican Financial originates and purchases mortgage servicing rights nationwide.  The geographic distribution of Pelican Financial’s mortgage servicing portfolio reflects the national scope of Pelican Financial’s mortgage loan originations and acquisitions.  The five largest states accounted for approximately 66.8% of the total number of mortgage loans serviced and approximately 65.9% of the dollar value of the mortgage loans serviced, at December 31, 2001, while the largest volume by state was Michigan with approximately 24.4% and 28.5% of the mortgage loans serviced by number and value, respectively.

Pelican Financial’s mortgage servicing portfolio includes servicing for adjustable rate, balloon payment, and fixed rate fully amortizing loans.  At December 31, 2001, 12.47% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 6.42%; 0.45% related to fixed rate balloon payment loans, which had a weighted average coupon rate of 7.22%; and the remaining 87.08% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 7.05%.  At December 31, 2001, Pelican Financial’s mortgage servicing portfolio had an aggregate weighted average coupon rate of 7.00%.

The following table contains information, as of December 31, 2001, on the percentage of fixed-rate, single-family mortgage loans being serviced for others by Pelican Financial, by interest rate category.

Coupon Range	Percentage of Portfolio
Less than 6.00%	10.0%
6.01-7.00%	58.4
7.01-8.00%	21.3
8.01-9.00%	8.1
9.01-10.00%	1.7
10.01% & above	0.5
Total	100.0%

The following table contains information regarding the mortgage loan servicing portfolio, including loans held for sale, broken down by state.

	At December 31, 2001
	Number of Mortgage Loans Serviced	Percentage of Number of Mortgage Loans Serviced	Total Mortgage Amount	Percentage of Total Mortgage Amount
Michigan	3,844	24.4%	$447,657,898	28.5%
Ohio	3,603	22.9%	320,440,052	20.4%
Florida	1,189	7.5%	100,907,057	6.4%
Indiana	1,062	6.7%	85,661,168	5.5%
Georgia	823	5.2%	68,304,158	4.3%
Illinois	439	2.8%	54,197,255	3.5%
California	434	2.8%	81,890,492	5.2%
Kentucky	412	2.6%	37,903,586	2.4%
North Carolina	409	2.6%	37,036,798	2.4%
Minnesota	371	2.4%	38,924,977	2.5%
West Virginia	334	2.1%	23,360,388	1.5%
South Carolina	331	2.1%	27,123,200	1.7%
Maryland	295	1.9%	38,015,085	2.4%
Pennsylvania	266	1.7%	28,787,308	1.8%
Louisiana	240	1.5%	17,456,324	1.1%
Missouri	173	1.1%	12,968,003	0.8%
Utah	159	1.0%	21,055,943	1.3%
Iowa	156	1.0%	12,006,933	0.8%
Other	1,220	7.7%	119,010,449	7.5%
Total	15,760	100.0%	$1,572,707,074	100.0%

At December 31, 2001, Pelican Financial was servicing approximately 15,760 mortgage loans with an aggregate unpaid principal balance of $1.6 billion.  Of these loans, 4.1% were delinquent and an additional 0.02% were in foreclosure.  Pelican Financial may be materially affected by loan delinquencies and defaults on loans that it services for others.  Under a portion of its servicing contracts, Pelican Financial must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent.  At December 31, 2001, Pelican Financial’s delinquency rates on loans serviced for Freddie Mac, Fannie Mae and Ginnie Mae were 4.1%, 2.8% and 12.6%, respectively.  Also, to protect their liens on mortgage properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available.  Pelican Financial is generally reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of this reimbursement is typically uncertain.  In the interim, Pelican Financial absorbs the cost of funds advanced during the time the advance is outstanding.  Further, Pelican Financial bears the costs of collection activities on delinquent and defaulted loans.

Investment Activities

Since the start of Pelican Financial’s retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have been adequate to match Pelican National’s loan demand.  In addition, Pelican National sells a portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis.  Pelican National currently invests excess liquidity in a variety of interest-earning assets.   The investment policy related to the retail banking operations of Pelican Financial, as approved by the Board of Directors of Pelican National, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican Financial’s lending activities.  Pelican Financial primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.  Generally, Pelican Financial’s investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican Financial has invested primarily in U.S. government and agency securities, federal funds, and U.S. government sponsored agency issued mortgage-backed securities.  As required by Statement of Financial Accounting Standards, (“SFAS”) No. 115, Pelican Financial has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale, or held for trading.  At December 31, 2001, all of the investment securities held in Pelican Financial’s investment portfolio were classified as available for sale.

At December 31, 2001, Pelican Financial had invested $1.5 million, or .41% of total assets, in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities.  In addition, at December 31, 2001, $3.6 million, or .96%, of total assets, were debt obligations issued by federal agencies, which generally have stated maturities from one year to twenty-five years.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities.  There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer.  In addition, the market value of these securities may be adversely affected by changes in interest rates.

The following table contains information on the market value of Pelican Financial’s investment portfolio at the dates indicated.  At December 31, 2001, the market value of Pelican Financial’s investment portfolio totaled $6.2 million.  During the periods indicated and except as otherwise noted, Pelican Financial had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At December 31,
	2001	2000	1999
	(In thousands)
U.S. Treasury	$—	$—	$—
U.S. Government agency (1)	3,570	3,984	3,820
Mortgage-backed securities	1,515	1,880	2,057
Federal Reserve Bank and FHLB stock	1,070	970	680
Total investment securities (2)	$6,155	$6,834	$6,557

(1)                                  At December 31, 2001, 2000 and 1999 includes a $2.6 million, $4.0 million and $4.0 million investment in a Federal Home Loan Bank bond with a carrying value of $2.6 million, $4.0 million and $4.0 million.

(2)           Excludes time deposits held in other financial institutions.

The following table contains certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of Pelican Financial’s investment securities portfolio at December 31, 2001.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government Agency	$—	—%	$3,570	6.31%	$—	—%
Mortgage-backed securities	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$—	—%	$3,570	6.31%	$—	—%

	After Ten Years		Total
	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Government Agency	$—	—%	$3,570	6.31%
Mortgage-backed securities	1,515	6.30	1,515	6.30
Other	1,070	6.56	1,070	6.56
Total	$2,585	6.41%	$6,155	6.35

Source of Funds

Pelican Financial funds its mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase.  The following table contains information pertaining to short-term borrowings for the periods indicated.

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Short-term borrowings and notes payable
Average balance outstanding during the period	$161,617	$71,023	$103,113
Maximum amount outstanding at any month-end during the period	$180,280	$70,778	$169,089
Weighted average interest rate during the period	4.80%	8.08%	7.47%
Total short-term borrowings at period end	$180,280	$65,005	$47,134
Weighted average interest rate at period end	2.97%	7.64%	6.03%

Pelican Financial conducts its operations utilizing leased premises and occasionally utilizing equipment pursuant to operating leases.  The terms of the leases ranged from one month to 84 months with remaining lives ranging from one month to 80 months.  The obligations remaining under the terms of these agreements totaled $3.8 million at December 31, 2001.

Pelican National funds its retail banking activities primarily with deposits, loan repayments and prepayments, and cash flows generated from operations.  Pelican National offers a variety of deposit accounts with a range of interest rates and terms.  Pelican National’s deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts.  At December 31, 2001, approximately 47.9% of the funds deposited in Pelican National were in certificate of deposit accounts.  At December 31, 2001, core deposits (savings, NOW, and money market) represented 52.1% of total deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Pelican National’s deposits are obtained predominantly from the area around its offices in Naples and Fort Myers, Florida.  Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National’s ability to attract and retain deposits.  Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area.  Pelican National does not actively solicit certificate accounts in excess of $100,000 to obtain deposits.  At December 31, 2001, $39.5 million, or 79.8% of Pelican National’s certificate of deposit accounts were to mature within one year.  Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts.  To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

The following table contains information on the amount and maturity of jumbo certificates of deposit (i.e., certificates of deposit of $100,000 or more) at December 31, 2001.

Time Remaining Until Maturity	Jumbo Certificates of Deposit
(In thousands)
Less than 3 Months	$4,581
3 Months to 6 Months	4,388
6 Months to 12 Months	16,257
Greater than 12 Months	5,639
Total	$30,865

Employees

At December 31, 2001, Pelican Financial had no employees other than executive officers.  At December 31, 2001, Washtenaw had 189 full-time employees and four part-time employees and Pelican National had 35 full-time employees and no part-time employees.  None of the employees of Pelican Financial or its subsidiaries were represented by a collective bargaining agreement.  Management of Pelican Financial considers its relationship with its employees to be satisfactory.

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

REGULATION

Economic Conditions, Government Policies, Legislation, and Regulation

Pelican Financial’s profitability, like most bank holding companies, is primarily dependent on interest rate differentials.  In general, the difference between the interest rates paid by Pelican Financial on interest-bearing liabilities, such as borrowings, and the interest rates received by Pelican Financial on its interest-earning assets, such as loans originated or purchased by Pelican Financial or investment securities held in the investment portfolio, comprise a significant portion of Pelican Financial’s earnings.  In addition, Pelican Financial’s profitability is also dependent on the value of its mortgage servicing portfolio, which is also highly sensitive to changes in interest rates.  Interest rates are highly sensitive to many factors that are beyond the control of Pelican Financial, such as inflation, recession, and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Pelican Financial and cannot be predicted.

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

Financial Services Modernization Legislation.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (also known as the Financial Services Modernization Act).  The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:  Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.  In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.  The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.  “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act:

•                                          Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•                                          Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•                                          Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•                                          Provides an enhanced framework for protecting the privacy of consumer information;

•                                          Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•                                          Modifies the laws governing the implementation of the Community Reinvestment Act (“CRA”), and

•                                          Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order for Pelican Financial to take advantage of the ability to affiliate with other financial services providers, Pelican Financial must become a “Financial Holding Company” as permitted under an amendment to the BHCA.  To become a Financial Holding Company, Pelican Financial would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed.  See “- Regulation - Pelican National - Capital Standards.”  In addition, the Federal Reserve Board must also determine that each insured depository institution subsidiary of Pelican Financial has at least a “satisfactory” CRA rating.  See “- Regulation - Pelican National - Community Reinvestment Act.”  Pelican Financial currently meets the requirements to make an election to become a Financial Holding Company.  Management of Pelican Financial has not determined at this time whether it will seek an election to become a Financial Holding Company.  Pelican Financial is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of Pelican Financial and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, Pelican Financial desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

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

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.”  The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion.  A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary.  The assets of the subsidiary may not be consolidated with the bank’s assets.  The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

A bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.  Further, Pelican Financial is required by the Federal Reserve Board to maintain certain levels of capital.  Generally, the capital requirements of the Federal Reserve Board mirror those of the Office of the Comptroller of the Currency applicable to Pelican National, with certain exceptions.  For additional information on the capital levels of Pelican National, see “- Regulation - Pelican National - Capital Standards.”

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

Pursuant to Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.  This doctrine has become known as the “source of strength” doctrine.  The validity of the source of strength doctrine has been and is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

Regulation - Washtenaw

The mortgage banking operations of Washtenaw are extensively regulated by federal and state governmental authorities and are required to comply with various laws and judicial and administrative decisions.  Washtenaw is required to comply with the rules and regulations of the Department of Housing and Urban Development (HUD), Federal Housing Administration, Veteran’s Administration, Fannie Mae, Freddie Mac, and Ginnie Mae with respect to originating, underwriting, processing, securitizing, selling, and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts.  Moreover, lenders such as Washtenaw are required annually to submit audited financial statements to Fannie Mae, Freddie Mac, Ginnie Mae and the Department of Housing and Urban Development and to comply with each regulatory entity’s own financial requirements, policies, and procedures.   Washtenaw’s activities must also comply with, among other federal laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution, and income level.

Additionally, various state laws and regulations affect Washtenaw.  Washtenaw is licensed as a mortgage banker or regulated lender in those states in which it believes it is required to be licensed.  Conventional mortgage operations may also be required to comply with state usury statutes.  Federal Housing Administration and Veteran’s Administration loans are exempt from the effect of these statutes. Pursuant to state statutes and licensing requirements, states may have the right to conduct financial and regulatory audits of loans under their jurisdiction and to determine compliance with state disclosure requirements and usury laws.

Regulation - Pelican National

General.  The Office of the Comptroller of the Currency is primarily responsible for the supervision, examination, and regulation of Pelican National, because Pelican National is a national banking association.  If, as a result of an examination of Pelican National, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Pelican National’s operations are unsatisfactory or that Pelican National or its management is violating or has violated any law or regulation, various remedies are available to the OCC.  These remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pelican National, to assess civil monetary penalties, and to remove officers and directors.  The FDIC has similar enforcement authority, in addition to its authority to terminate a bank’s deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

The deposits of Pelican National will be insured by the FDIC in the manner and to the extent provided by law.  For this protection, Pelican National will pay a quarterly statutory assessment.  See “- Premiums for Deposit Insurance.” Various other requirements and restrictions under the laws of the United States affect the operations of Pelican National.  Federal statutes and regulations relate to many aspects of Pelican National’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure obligations to depositors and borrowers.  Further, Pelican National is required to maintain certain levels of capital.  See “- Capital Standards.”

Restrictions on Transfers of Funds to Pelican Financial by Pelican National.  Pelican Financial is a legal entity separate and distinct from Pelican National.  The prior approval of the OCC is required if the total of all dividends declared by Pelican National in any calendar year exceeds Pelican National’s net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.  In addition, as a condition to the issuance of Pelican National’s charter by the OCC and the approval of deposit insurance by the FDIC, both agencies have restricted the use of Bank funds to service the $2.0 million loan used to initially capitalize Pelican National.  This restriction could adversely affect the ability of Pelican Financial to service the loan if dividends from Washtenaw do not at least equal the loan payment.  In addition, covenants of the loan agreement require Washtenaw to maintain a specified level of capitalization and could restrict the ability of Washtenaw to dividend to Pelican Financial sufficient funds to meet its loan obligation.

The OCC also has authority to prohibit Pelican National from engaging in activities that, in the OCC’s opinion, constitute unsafe or unsound practices in conducting its business.  It is possible, depending upon the financial condition of the financial institution in question and other factors, that the OCC could assert that the payment of dividends or other payments might, in some circumstances, be an unsafe or unsound practice.  Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction.  Compliance with the standards in these guidelines and the restrictions that are or may be imposed pursuant to the prompt corrective action provisions of federal law could limit the amount of dividends which Pelican National may pay to Pelican Financial.  See “- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” and “- Capital Standards” for a discussion of these additional restrictions on capital distributions.

Pelican National is required to comply with certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Pelican Financial or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of these securities as collateral for loans and the purchase of assets of Pelican Financial or other affiliates.  These restrictions prevent Pelican Financial and other affiliates from borrowing from Pelican National unless the loans are secured by marketable obligations of designated amounts.  Further, these secured loans and investments by Pelican National to or in Pelican Financial or to or in any other affiliate is limited to 10% of Pelican National’s capital and surplus (as defined by federal regulations) and these secured loans and investments are limited, in the aggregate, to 20% of Pelican National’s capital and surplus (as defined by federal regulations).  Additional restrictions on transactions with affiliates may be imposed on Pelican National pursuant to the prompt corrective action provisions of federal law.  See “- Prompt Corrective Action and Other Enforcement Mechanisms.”

Capital Standards.  The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items.  Pursuant to these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets.  The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets.  Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt, and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital conditioned on certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio, of 4%.

The following table presents the amounts of regulatory capital and the capital ratios for Pelican Financial, compared to its minimum regulatory capital requirements of the Federal Reserve Board as of December 31, 2001.

	December 31, 2001
	Actual		Required to be Adequately Capitalized		Excess over Minimum Required
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$27,556	12.15%	$18,149	8.00%	$9,407	4.15%
Tier 1 Capital (to Risk- Weighted Assets)	26,700	11.77	9,074	4.00	17,626	7.77
Tier 1 Capital (to Average Assets)	26,700	7.12	15,005	4.00	11,695	3.12

	December 31, 2001
	Required to be Well Capitalized		Excess over Required to be Well Capitalized
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total Capital (to Risk-Weighted Assets)	$22,686	10.00%	$4,870	2.15%
Tier 1 Capital (to Risk-Weighted Assets)	13,612	6.00	13,088	5.77
Tier 1 Capital (to Average Assets)	18,757	5.00	7,943	2.12

Only a well capitalized depository institution may accept brokered deposits without prior regulatory approval.  Pursuant to OCC and FDIC regulations, an institution is generally considered “well capitalized” if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 capital (leverage) ratio of at least 5%.  Federal law generally requires full-scope on-site annual examinations of all insured depository institutions by the appropriate federal bank regulatory agency although the examination may occur at longer intervals for small well-capitalized or state chartered banks.  The following table presents the amounts of regulatory capital and the capital ratios for Pelican National, compared to its minimum regulatory capital requirements of the OCC as of December 31, 2001.

	As of December 31, 2001
	Actual		Required to be Adequately Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based ratio	$13,713	14.29%	$7,678	8.00%	$6,035	6.29%
Tier 1 risk-based ratio	12,856	13.40	3,839	4.00	9,017	9.40
Leverage ratio	12,856	10.21	5,035	4.00	7,821	6.21

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

Safety and Soundness Standards.  In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness.  The guidelines contain operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees, and benefits.  In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

•                       conduct periodic asset quality reviews to identify problem assets;

•                       estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

•                       compare problem asset totals to capital;

•                       take appropriate corrective action to resolve problem assets;

•                       consider the size and potential risks of material asset concentrations; and

•                       provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance.  Pelican National’s deposit accounts are insured by the Bank Insurance Fund (“BIF”), as administered by the FDIC, up to the maximum permitted by law.  Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution’s primary regulator.

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2001, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund.  The risk classification is based on an institution’s capital group and supervisory subgroup assignment.  Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the “Paperwork Reduction Act”), Pelican National Bank does not pay an annual FDIC insurance assessment at this time due its well-rated classification.  However, effective January 1, 2000, Pelican National began paying as a member of the BIF, an amount equal to approximately 2.12 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds (“Fico Bonds”) issued in the 1980s to assist in the recovery of the savings and loan industry.  For the year ended December 31, 2001, Pelican National paid an amount equal to approximately 1.86 basis points toward the retirement of the Fico Bonds.  Pursuant to the Paperwork Reduction Act, the FDIC is not permitted to establish Savings Association Insurance Fund (“SAIF”) assessment rates that are lower than comparable BIF assessment rates.  The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time.  While legislation was proposed to eliminate the savings association charter, as of January 1, 1999, there were still financial institutions chartered as savings associations.

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

Community Reinvestment Act.  Pursuant to the Community Reinvestment Act (“CRA”), as implemented by OCC regulations, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications by the institution.  The OCC evaluates an institution’s CRA performance utilizing a four tiered descriptive rating system, resulting in a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance.

Privacy.  Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

•                  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third patties and affiliates;

•                   annual notices of their privacy policies to current customers; and

•                   a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on Pelican Financial’s financial condition or results of operations.

Consumer Protection Rules – Sale of Insurance Products.  In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule was effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

•                 is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

•                  is not insured by the FDIC or any other agency of the United States, the depository institutionor its affiliate; and

•                   has certain risks in investment, including the possible loss of value.

Finally, the depository institution may not condition an extension of credit:

•                 on the consumer’s purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or

•                 on the consumer’s agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

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

Safeguarding Confidential Customer Information.  In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

•                  identify and assess the risks that may threaten customer information;

•                  develop a written plan containing policies and procedures to manage and control these risks;

•                  implement and test the plan; and

•                  adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution’s efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

Factors that May Affect Future Results

The following discusses factors that may adversely affect Pelican Financial’s results of operations, in addition to those factors that generally affect financial services companies and the financial services industry.  You should carefully consider these factors in evaluating us and our business.

Our business depends upon our being able to buy and sell loans and mortgage servicing rights.  In our mortgage banking operations, we currently buy primarily all of the mortgage loans we produce from correspondents or brokers.  We generally sell substantially all of the mortgage loans that we produce into the secondary mortgage market and sell substantially all of our mortgage servicing rights to investors.  Our business and profitability depend upon our being able to buy and sell loans and mortgage servicing rights in the secondary market.

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

In our retail banking business, in order for us to be profitable, we have to earn more money in interest income and fee revenues than we pay to our depositors in interest.  If we fail to effectively manage the interest rates that we pay on our deposits and earn on our investments and loans, our profits will be hurt.  For a further discussion of how changes in interest rates impact us, see “Item 7A-Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 2.       Properties

(a)           Properties.

Pelican Financial owns no real property but utilizes the offices of Washtenaw.  Pelican Financial pays no rent or other consideration for use of this facility.  The mortgage banking activities of Pelican Financial are conducted primarily from the offices of Washtenaw located at 3767 Ranchero Drive, Ann Arbor, Michigan 48108 and wholesale mortgage banking operations are also conducted from a branch office of Washtenaw located at 2300 Contra Costa Boulevard, Pleasant Hill, California 94523.  The retail banking activities of Pelican Financial are primarily conducted from the offices of Pelican National located at 811 Anchor Rode Drive, Naples, Florida 33940 and 12730 New Brittany Boulevard, Fort Myers, Florida 33907.  All office locations are leased by Pelican Financial.

(b)           Investment Policies.

See “Item 1. Business” above for a general description of Pelican National’s and Washtenaw’s investment policies and any regulatory or board of directors’ percentage of assets limitations regarding certain investments.  All investment policies are reviewed and approved by the board of directors, and these policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. Pelican National’s and Washtenaw’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1)  Investments in Real Estate or Interests in Real Estate.  See “Item 1. Business — Lending Activities,” “Item 1.  Business — Secondary Market Activities,” “Item 1.  Business — Mortgage Loan Servicing Activities,” “Item 1.  Business — Regulation,” and “Item 2. Property. (a)  Properties” above.

(2)  Investments in Real Estate Mortgages. See “Item 1. Business — Lending Activities,” “Item 1.  Business — Secondary Market Activities,” “Item 1.  Business — Mortgage Loan Servicing Activities,” “Item 1.  Business — Regulation.”

(3)  Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities.  See “Item 1. Business — Lending Activities,” “Item 1.  Business — Secondary Market Activities,” and “Item 1.  Business — Mortgage Loan Servicing Activities,” and “Item 1.  Business — Regulation.”

(c)  Description of Real Estate and Operating Data.

Not Applicable.

Item 3.       Legal Proceedings

Below is a brief description of material pending legal proceedings to which Washtenaw is a party at December 31. 2001:

Chandler, et al, v. Hilton Mortgage Corporation and Washtenaw Mortgage Co., Civil Action No. 94- A-1418-N, U. S. District Court for the Middle District Alabama (“Chandler”).  On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act (“TILA”).  The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act (“RESPA”), a request for declaratory judgment, and a fraud claim.  The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  On July 29, 1998, the court denied class certification.  However, at the request of the plaintiff, the court has permitted plaintiff to refile the motion for class certification.  On September 3, 1999, the court issued a stay of the proceedings until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it.  The U.S. Court of Appeals for the Eleventh Circuit has granted class certification for one of the cases and has heard arguments on the other three.  However, since that time, HUD issued a policy statement during 2001 related to this matter.  As a result, the court has issued another stay until the Eleventh Circuit determines the effect of HUD’s 2001 policy statement on the four cases it has before it.  Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Hearn, et al v. Washtenaw Mortgage Co., Case No. 4:98-CV-78 (JRE), U.S. District Court for the Middle District of Georgia.  On February 19, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  On June 22, 1998, Washtenaw filed its answer denying all liability, asserting affirmative defenses, and further asserting that a class should not be certified.  On May 16, 2000, the court issued an order granting Washtenaw’s motion to stay the case until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it.  The U.S. Court of Appeals for the Eleventh Circuit has granted class certification for one of the cases and has heard arguments on the other three. There have been no additional proceedings in this matter other than limited discovery.  Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for a vote during the quarter ended December 31, 2001.

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2001, there were 4,393,194 shares of common stock of Pelican Financial outstanding held by approximately 74 shareholders of record.  The following table sets forth the high and low sales prices of the common stock for the periods indicated.  The prices do not include retail markups, markdowns, or commissions.  Our common stock has traded on the American Stock Exchange under the symbol “PFI” since November 10, 1999.

Year Ended	High	Low
2001
First Quarter	$3.64	$2.33
Second Quarter	$4.00	$2.43
Third Quarter	$6.74	$3.15
Fourth Quarter	$5.79	$4.51
2000
First Quarter	$4.77	$3.41
Second Quarter	$4.09	$2.39
Third Quarter	$3.35	$2.50
Fourth Quarter	$2.85	$1.36
1999
Fourth Quarter (from November 10, 1999)	$6.82	$3.30

Pelican Financial paid a $.05 cash dividend to its shareholders in December 2001 for the first time.  In addition, Pelican Financial issued a 10% stock dividend in July 2001.  Any future dividends will be approved by the Board of Directors.  Because we do not conduct any operations other than managing our investment in Pelican National and Washtenaw, we are dependent for income on dividends received from Pelican National and Washtenaw.  Also applicable to us are certain regulatory restrictions imposed by the Federal Reserve Board on the payment of dividends to our stockholders.  Declaration of dividends by the Board of Directors of Pelican National will depend upon a number of factors, including, but not limited to, investment opportunities available to Pelican National, capital requirements, regulatory limitations, and general economic conditions.  Generally, Pelican National may not declare or pay dividends on its capital stock if the payment would cause its regulatory capital to be reduced below the minimum requirements imposed by regulations of the Office of the Comptroller of the Currency.  In addition, declaration of dividends by the Board of Directors of Washtenaw will depend upon a number of factors, including, but not limited to, investment opportunities available to Washtenaw, capital needs, and general economic conditions.  Furthermore, a portion of the initial capitalization of Pelican National was borrowed by us and Washtenaw from an unaffiliated third party.  Provisions of the loan agreement require Washtenaw to meet certain financial covenants and limit the amount of dividends that Washtenaw may pay to us.  For the foreseeable future, Washtenaw plans to reinvest its earnings in its operations, thus limiting the amount of dividends Washtenaw anticipates paying in the future.

Item 6.       Selected Financial Data

We are providing the following information to aid you in your analysis of Pelican Financial.  We derived this financial information presented below from the audited consolidated financial statements of Pelican Financial.  The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 below.

Summary Financial and Other Data

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share information)
Balance Sheet Data:
Total assets	$374,554	$201,236	$155,587	$246,409	$120,756
Cash and cash equivalents	16,885	10,174	1,883	10,180	4,376
Total loans, net	325,975	168,996	129,118	203,328	100,774
Mortgage-backed securities and securities available for sale	5,085	5,864	5,877	5,592	6,984

Nonperforming loans	3,848	1,274	2,291	913	1,675
Real estate acquired through foreclosure	200	117	538	581	299
Total nonperforming assets	4,048	1,391	2,829	1,494	1,974

Deposits	103,472	82,008	62,310	35,064	17,578
Short-term borrowings	109,595	38,981	21,845	95,985	60,980
Notes payable	71,980	27,816	25,334	58,226	20,673
Federal Home Loan Bank borrowings	16,000	14,000	8,000	—	—
Total liabilities	346,370	179,872	134,596	234,009	112,243

Stockholders’ equity	28,184	21,364	20,991	12,400	8,514
Shares outstanding (1)	4,393,194	4,392,120	4,392,120	3,336,120	3,336,120
Book value per share (1)	$6.42	$4.86	$4.78	$3.72	$2.55

Other Data:
Number of:
Full-service retail banking facilities	2	2	2	1	1
Wholesale/correspondent lending offices	2	2	2	1	1
Full-time equivalent employees	224	183	182	187	130

Summary of Operations

	For the Year Ended December 31,				For the Period from February 1, 1997 to December 31, 1997
	2001	2000	1999	1998
	(In thousands, except per share data)
Operations Data:
Interest and dividend income	$24,595	$16,244	$15,327	$12,351	$3,420
Interest expense	13,220	9,938	9,727	8,831	2,455
Net interest income	11,375	6,306	5,600	3,520	965
Provision for loan losses	562	257	255	62	65
Net interest income after provision for loan losses	10,813	6,049	5,345	3,458	900
Noninterest income	30,514	10,683	21,404	21,582	7,733
Noninterest expense	30,050	16,386	21,433	19,112	8,822
Earnings (loss) before provision for income taxes and cumulative effect of change in accounting principle	11,278	346	5,316	5,928	(189)
Provision for income taxes	3,854	126	1,791	2,041	(52)
Earnings (loss) before cumulative effect of change in accounting principle	7,424	220	3,525	3,887	(137)
Cumulative effect of change in accounting principle	420	—	97	—	—
Net earnings (loss)	$7,003	$220	$3,428	$3,887	$(137)

Per Share Data (1):
Basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.69	$0.05	$1.01	$1.16	$(0.04)
Basic and diluted earnings (loss) per share	$1.59	$0.05	$0.98	$1.16	$(0.04)
Weighted Average number of shares outstanding(1)	4,392,570	4,392,120	3,483,670	3,343,572	3,271,510

(1)           Does not assume dilution.

Key Operating Ratios

	For theYear Ended December 31,				For the Period from February 1, 1997 to December 31, 1997 (1)
	2001	2000	1999	1998
	(Dollars in thousands)
Performance Ratios:
Return on average assets	2.14%	0.12%	1.66%	1.82%	(0.26%	)
Return on average common equity	29.56	1.04	21.90	37.68	(2.86)
Interest rate spread	2.82	2.90	1.83	1.56	0.73
Net interest margin	3.79	3.79	3.10	1.68	1.78
Noninterest expense to average assets	9.27	8.74	10.37	9.32	15.06
Efficiency ratio	61.74	84.20	71.31	66.48	90.65
Cash dividend payout ratio	3.14	—	—	—	—

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	1.08	0.70	1.82	0.61	1.63
Nonperforming loans to total gross loans at end of period	1.18	0.75	1.77	0.45	1.66
Allowance for loan losses to total gross loans at end of period (2)	0.26	0.30	0.29	0.06	0.07
Allowance for loan losses to nonperforming loans at end of period	22.25	39.80	16.32	13.91	3.94

Mortgage Origination and Servicing Data:
Mortgage loans originated or purchased	$3,140,861	$1,091,759	$2,305,584	$2,436,846	$732,869
Mortgage loans sold	2,961,455	1,055,609	2,363,508	2,323,863	673,872
Mortgage loans serviced for others	1,186,054	767,139	939,854	1,198,851	557,011
Capitalized value of mortgage servicing rights	14,833	6,797	11,028	15,510	4,340

(1)     Annualized where appropriate.

(2)     Includes loans held for sale

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Pelican Financial serves as the holding company of Pelican National and Washtenaw.  Pelican Financial’s operations involve both mortgage banking and retail banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.  The retail banking segment involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples and Fort Myers, Florida.

The tables below contains certain information for Pelican Financial’s business segments for the periods shown.

	Mortgage Banking Segment	Retail Banking Segment	Consolidated
	(In thousands)
Revenues
Year ended
December 31, 2001	$45,319	$10,307	$55,110
December 31, 2000	18,124	9,165	26,927
December 31, 1999	31,587	5,406	36,731

Earnings (Loss) Before Income Taxes
Year ended
December 31, 2001	10,261	1,154	10,642
December 31, 2000	(969)	1,887	346
December 31, 1999	4,683	892	5,219

Pelican Financial’s earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets (including loans held for sale in Pelican Financial’s mortgage banking operations as well as loans held for investment) and interest paid on interest-bearing liabilities; fee income from servicing mortgages held by investors; and gains realized on sales of mortgage loans and mortgage servicing rights.  These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates), as well as changes in the volume of mortgage originations nationwide and prepayments of outstanding mortgages.

Technology

Management believes that communication over the internet is an important current and future aspect of its wholesale mortgage banking business.  Since 1995, Washtenaw has used its proprietary computer network, WMCNET, to communicate with approximately 1,992 of its mortgage brokers and correspondents.  During 2001, Washtenaw released WMCNET 2.0 which not only changed to a Windows environment but also has enhanced functionality such as allowing brokers to lock interest rates.  Management believes that it has distinguished itself from other wholesale mortgage companies by providing a rapid response to the broker community.  To keep us ahead of the pack, technologically speaking, we expect to switch-on a new high-speed wholesale-lender website through one of the nation’s leading providers of loan-origination and data-processing technology in the second quarter of 2002.  This new site provides mortgage brokers with state-of-the art online technology, in one of the easiest-to-use formats.

Average Balance Sheet.  The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	Years Ended December 31,
	2001			2000
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$5,270	$220	4.17%	$5,702	$345	6.05%
Securities	6,525	412	6.31	6,625	435	6.57
Loans receivable, net	288,068	23,964	8.32	154,265	15,464	10.02
Total interest-earning assets	299,863	24,596	8.20	166,592	16,244	9.75
Noninterest-earning assets:
Cash and due from banks	3,002			1,612
Allowance for loan losses	(655)			(421)
Other assets	22,068			19,708
Total assets	324,278			187,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,106	22	1.99%	$1,088	25	2.30%
Money market accounts	4,110	157	3.82	2,679	116	4.33
Savings deposits	12,576	425	3.38	15,016	623	4.15
Time deposits	52,869	3,296	6.23	44,008	2,728	6.20
Short-term borrowings	175,148	9,320	5.32	82,302	6,445	7.83
Total interest-bearing liabilities	245,809	13,220	5.38	145,093	9,937	6.85
Noninterest-bearing liabilities:
Demand deposits	20,340			8,411
Other liabilities	34,645			12,753
Stockholders’ equity	23,484			21,234
Total liabilities and stockholders’ equity	$324,278			$187,491
Interest rate spread			2.82%			2.90%
Net interest income and net interest margin		$11,376	3.79%		$6,307	3.79%

	Years Ended December 31,
	1999
	Average Volume	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$3,438	$178	5.18%
Securities	6,458	443	6.86
Loans receivable, net	170,949	14,706	8.60
Total interest-earning assets	180,845	15,327	8.48
Noninterest-earning assets:
Cash and due from banks	1,628
Allowance for loan losses	(210)
Other assets	24,359
Total assets	$206,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$781	18	2.30
Money market accounts	3,627	142	3.92
Savings deposits	11,660	318	2.73
Time deposits	27,084	1,472	5.43
Short-term borrowings	103,182	7,777	7.54
Total interest-bearing liabilities	146,334	9,727	6.65
Noninterest-bearing liabilities:
Demand deposits	3,652
Other liabilities	40,983
Stockholders’ equity	15,653
Total liabilities and stockholders’ equity	$206,622
Interest rate spread			1.83%
Net interest income and net interest margin		$5,600	3.10%

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

The following table contains certain information regarding changes in interest income and interest expense of Pelican Financial for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:

A.            changes in volume (changes in volume multiplied by the old interest rate); and

B.            changes in rates (changes in interest rates multiplied by the old average volume).

	Year Ended December 31, 2001 vs. Year Ended December 31, 2000			Year Ended December 31, 2000 vs. Year Ended December 31, 1999
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume (1)	Rates (1)		Volume (1)	Rates (1)
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold	$(125)	$(25)	$(100)	$167	$133	$34
Securities	(23)	(6)	(17)	(8)	12	(20)
Loans receivable, net	8,500	10,574	(2,074)	758	(1,093)	1,851
Total interest income	8,352	10,543	(2,191)	917	(948)	1,865

INTEREST-BEARING LIABILITIES:
NOW accounts	(3)	—	(3)	7	7	—
Money market accounts	41	53	(12)	(26)	(44)	18
Savings deposits	(198)	(92)	(106)	305	108	197
Time deposits	568	552	16	1,256	1,025	231
Short term borrowings	2,875	4,016	(1,141)	(1,332)	(1,650)	318
Total interest expense	3,283	4,529	(1,246)	210	(554)	764

Net change in interest income	$5,069	$6,014	$(945)	$707	$(394)	$1,101

(1)                                  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Financial Condition

General.  At December 31, 2001, total assets were $374.6 million compared to $201.2 million at December 31, 2000, representing an increase of $173.4 million or 86%.  Management is committed to growing the balance sheet with quality assets that provide the appropriate yields.  The following is a discussion of the significant fluctuations between the December 31, 2001 and 2000 balance sheets.

Assets

Cash and Cash Equivalents.  Cash and cash equivalents were $16.9 million at December 31, 2001 compared to $10.2 million at December 31, 2000.  The increase of $6.7 million or 66% was primarily the result of an increase in federal funds sold of $7.0 million.  Pelican National had excess liquidity resulting from increased deposits due to Washtenaw maintaining all of the investor accounts related to its servicing portfolio at Pelican National.  The balances in these accounts have increased as the overall servicing portfolio increased.  Due to the fluctuation in balances of these accounts, Pelican National typically invested the deposits in federal funds sold.

Accounts receivable.  At December 31, 2001, accounts receivable totaled $7.4 million compared to $5.5 million at December 31, 2000.  The increase of $1.9 million or 35% was primarily the result of an increase in receivables related to the sale of servicing by Washtenaw.  Under the terms of the contract related to the flow sale of servicing during the year, Washtenaw received ninety to ninety-five percent of the proceeds with the remainder to be received upon receipt by buyer of certain documents related to each loan.  The increase in loan origination volume has resulted in an increase in the length of time required to obtain all the documentation.

Loans held for sale.   At December 31, 2001, loans held for sale was $231.5 million compared to $80.1 million at December 31, 2000.  This increase of $151.4 million or 189% was caused by an increase in loan production at Washtenaw.  The decrease in mortgage interest rates resulted in increased mortgage loan originations in the fourth quarter of 2001.  The majority of these loans will be sold in the first quarter of 2002.

Loans Receivable.  Total portfolio loans were $94.5 million at December 31, 2001, an increase of $5.6 million or 6% from $88.9 at December 31, 2000.  This increase resulted primarily from increases in commercial and residential real estate lending production at Pelican National.  The increased production was offset by a significant increase in loans being paid in full.  This was caused by the numerous reductions in key interest rate drivers by the federal government.

Liabilities

Deposits.  Total deposits were $103.5 million at December 31, 2001 compared to $82.0 million at December 31, 2000, representing an increase of $21.5 million or 26%.  The increase was due to several factors.  Washtenaw has increased its servicing portfolio, which resulted in an increase in custodial deposits on hand at the end of the year.  The remaining increase is the result of an increased focus on generating new deposits.

Due to Bank.  Due to bank was $32.6 million at December 31, 2001 compared to $12.5 at December 31, 2000.  The increase of $20.1 million or 161% was due to the increase of mortgage loan production at Washtenaw.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable.  Notes payable was $72.0 million at December 31, 2001 compared to $27.8 million at December 31, 2000.  This increase of $44.2 million or 159% was primarily caused by an increase in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements.  Repurchase agreements were $109.6 million at December 31, 2001 compared to $39.0 million at December 31, 2000.  This increase of $70.6 million or 181% was primarily the result of an increase in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, the repurchase agreements balance will typically move in direct correlation to the loans held for sale balance.

Federal Home Loan Bank Borrowings.  During the year, Federal Home Loan Bank borrowings increased from $14.0 million to $16.0 million at December 31, 2001.  The increase of $2.0 million or 14% was due to Pelican National obtaining additional liquidity to fund the growth of its loan portfolio.

Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000

General.  Pelican Financial’s net income for the year ended December 3l, 2001 was $7.0 million or $1.59 per share, diluted, compared to $220,000 or $.05 per share, diluted, for the year ended December, 31, 2000.  The increase of $6.8 million for the year ended December 31, 2001 was primarily the result of increases in net interest income and noninterest income including servicing income and gains on sales of mortgage servicing rights offset partially by increases in noninterest expense.

Loan Production.  The volume of loans produced for the year ended December 31, 2001 totaled $3.2 billion, as compared to $1.1 billion for the year ended December 31, 2000, reflecting an increase of $2.1 billion, or approximately 190%.  The increase in loan production was due to an increase in loan production at Washtenaw.  Washtenaw’s increase was not unique to Washtenaw but was a result of the decreasing mortgage interest rates within the mortgage banking industry.

At December 31, 2001 and 2000, Pelican Financial’s pipeline of loans in process was $128.0 million and $42.4 million, respectively.  Historically, approximately 75% to 90% of the pipeline of loans in process have funded.  For the year ended December 31, 2001, Pelican Financial received 47,472 new loan applications compared to 23,678 new loan applications received for the year ended December 31, 2000.  These new loan applications result in an average daily rate of applications of $22.1 million and $9.2 million for 2001 and 2000 respectively.  The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Pelican Financial’s loan processing efficiency, and loan pricing decisions.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management.  During the year ended December 31, 2001, the provision for loan losses was $562,000 compared to $257,000 for the year ended December 31, 2000.  As of December 31, 2001 and 2000, the allowance for loan losses was 0.90% and 0.57% of loans receivable at the end of the period.  For more information on the allowance for loan losses, see “Business — Asset Quality.”

Net Interest Income.  Net interest income (interest earned net of interest charges) totaled $11.4 million for the year ended December 31, 2001, as compared to $6.3 million for the year ended December 31, 2000, representing an increase of $5.1 million or approximately 81%.  The change was primarily due to an increase in the average balance in loans held for sale as well as a reduction in borrowing costs for Washtenaw on its warehouse line and repurchase agreements.

Loan Servicing.  At December 31, 2001, Pelican Financial serviced $1.6 billion of loans compared to $907.1 million at December 31, 2000, an increase of 77%.  At December 31, 2001 and 2000, with the exception of servicing related to loans held for sale and a portion of loans receivable in Pelican Financial’s loan portfolio, all loan servicing was servicing for others.  See “Business — Mortgage Loan Servicing Activities.”  The increase in Pelican Financial’s servicing portfolio during the year ended December 31, 2001 was the result of loan originations increasing industry wide thus causing Washtenaw’s mortgage servicing portfolio to increase as well.  The weighted-average interest rate of mortgage loans in Pelican Financial’s servicing portfolio at December 31, 2001 was 7.00% compared to 7.65% at December 31, 2000.  The decrease in the weighted average interest rate of mortgage loans in Pelican Financial’s servicing portfolio is primarily the result of portfolio turnover during an industry-wide decreasing interest rate environment.

During the year ended December 31, 2001, the prepayment rate of Pelican Financial’s servicing portfolio was 20.19%, compared to 9.96% for the year ended December 31, 2000.  In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market.  The prepayment on Pelican Financial’s servicing portfolio remains relatively low because Pelican Financial typically sells servicing for loans that are more than one year old.  Generally, the rate at which loans less than one year old prepay is lower than more mature loans.

Pelican Financial recorded amortization and net impairment of its mortgage servicing rights for the year ended December 31, 2001 of $4.2 million (consisting of amortization of $2.1 million and impairment of $2.1 million), compared to $2.1 million (consisting of amortization of $2.0 million and impairment of $100,000) for the year ended December 31, 2000.  The factors affecting the amount of amortization and impairment of mortgage servicing rights recorded in an accounting period include the loan type (conventional fixed or adjustable rate), the term (15, 20, or 30 year or balloon), the date of loan acquisition, the cost of servicing the loans based on the industry, and the actual and assumed prepayment and interest rates.  For further information related to the amortization and impairment of mortgage servicing rights, see Note 1 to Pelican Financial’s Notes to Consolidated Financial Statements under the subheading “Mortgage Servicing Rights, Net.”

Compensation and Employee Benefits Expense.  Compensation and benefits totaled $17.1 million for the year ended December 31, 2001 compared to $8.7 million for the year ended December 31, 2000, representing an increase of approximately $8.4 million or 97%.  The increase during 2001 was the result of an increase in the full time equivalent employees from 183 at December 31, 2000 to 224 at December 31, 2001.  The number of full time equivalent employees increased industry wide during year to handle the additional residential mortgage loan originations and additional support staff was added to the retail banking operations.  The increase was also attributable to the $2.2 million or 225% increase in commissions paid by Washtenaw to its sales force as a result of the increase in originations as well as the payment of $3.5 million in bonuses to the employees and management of the company for meeting corporate objectives.  This compares to the approximate $45,000 in bonuses paid in the year 2000.

Occupancy and Equipment Expense.  Occupancy and equipment expense totaled $1.7 million for the year ended December 31, 2001 compared to $1.5 million for the year ended December 31, 2000.  Pelican Financial did not open any additional offices during 2001.

Other Noninterest Expense.  Other noninterest expenses totaled $5.7 million for the year ended December 31, 2001 compared to $3.4 million for the year ended December 31, 2000, representing an increase of $2.3 million or 68%.  Other noninterest expense consists primarily of office and computer supplies, legal, auditing and servicing foreclosure expenses.  The increase during 2001 was primarily attributable to the increase in operations and staffing levels of Washtenaw during the year.

Profitability of Mortgage Banking Activities.  For the year ended December 31, 2001, Pelican Financial’s net income from mortgage banking activities was $6.8 million compared to a net loss of $600,000 for the year ended December 31, 2000.  The increase of $7.4 million was primarily due to the increase in mortgage loan originations industry wide during the year.  Due to a decreasing mortgage interest rate environment, Washtenaw generated the most loan originations in its history, resulting in increased revenues from loan originations from the mortgage banking operations during the year.

Gain on sales of mortgage servicing rights and loans for the year ended December 31, 2001 totaled $26.5 million.  For the year ended December 31, 2000, gain on sale of mortgage servicing rights and loans was $7.0 million.  The $19.5 increase represents a 278% increase between periods.  The overall cost of purchasing servicing rights decreased during 2001 as the industry volume of new loan originations increased.  The increase in new loan originations resulted in an environment that allowed Washtenaw to pay a lower premium to attract new loans.

Gain on sale of mortgage servicing rights and loans, included concurrent sales of servicing rights.  The gain on sale of mortgage servicing rights and loans resulted from the sale of loans with an aggregate principal balance of approximately $3.0 billion for the year ended December 31, 2001 as compared to $1.1 billion for the year ended December 31, 2000.  For the year ended December 31, 2001 Washtenaw sold servicing rights on the majority of its current production under a concurrent transfer agreement.

Interest income for the year ended December 31, 2001, was $14.7 million.  For the year ended December 31, 2000 interest income was $7.7 million.  The increase of $7.0 million is attributable to an increase in loan inventory which was partially offset by a decrease in mortgage interest rates.  The increase in loan inventory was primarily due to the industry-wide increase in loan originations during 2001.

Income from servicing operations totaled $2.7 million for the year ended December 31, 2001.  For the year ended December 31, 2000, servicing income was $2.6 million.  The consistency year over year was the result of the servicing portfolio remaining approximately the same size during the majority of the year.  During the fourth quarter of 2001, Washtenaw retained a higher percentage of its loan production.  This was due to the decrease in servicing premiums being paid in the concurrent market industry wide.  Management believes at the current prices, retaining a portion of the current production was the prudent long term strategy.

Profitability of Retail Banking Activities.  For the year ended December 31, 2001, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $758,000.  For the year ended December 31, 2000 Pelican National’s net income was $1.2 million.  The decrease in net income of $442,000 or 37% was primarily attributable to an increase in noninterest expense of approximately $900,000 which was offset by an increase in net interest income of $517,000.  The primary factor in the 11% growth in net interest income was growth in net interest earning assets, offset by the effect of reduction of interest rates by the Federal Reserve Board.  The increase in noninterest expense is primarily attributable to hiring additional support staff to support the growth of the retail banking activities.

Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999

General.  Pelican Financial’s net income for the year ended December 3l, 2000 was $220,000 or $.05 per share, diluted, compared to $3.4 million or $0.98 per share, diluted, for the year ended December, 31, 1999.  The decrease of $3.2 million for the year ended December 31, 2000 was primarily the result of decreases in noninterest income including servicing income and gains on sales of mortgage servicing rights offset partially by increases in net interest income and decreases in noninterest expense and the provision for income taxes.

Loan Production  The volume of loans produced for the year ended December 31, 2000 totaled $1.1 billion, as compared to $2.3 billion for the year ended December 31, 1999, reflecting a decrease of $1.2 billion, or approximately 52%.  The decrease in loan production was due to a decrease in loan production at Washtenaw.  Washtenaw’s decrease was not unique to Washtenaw but was a result of the rising mortgage interest rates within the mortgage banking industry.

At December 31, 2000 and 1999, Pelican Financial’s pipeline of loans in process was $42.4 million and $51.7 million, respectively.  Historically, approximately 75% to 90% of the pipeline of loans in process have funded.  For the year ended December 31, 2000, Pelican Financial received 23,678 new loan applications compared to 32,246 new loan applications received for the year ended December 31, 1999.  These new loan applications result in an average daily rate of applications of $9.2 million and $12.6 million for 2000 and 1999 respectively.  The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Pelican Financial’s loan processing efficiency, and loan pricing decisions.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management.  During the year ended December 31, 2000, the provision for loan losses was $257,000 compared to $255,000 for the year ended

December 31, 1999.  As of December 31, 2000 and 1999, the allowance for loan losses was 0.57% and 0.54% of loans receivable at the end of the period.  For more information on the allowance for loan losses, see “Business-Asset Quality.”

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

Loan Servicing.  At December 31, 2000, Pelican Financial serviced $907.1 million of loans compared to $1.1 billion at December 31, 1999, a decrease of 17.5%.  At December 31, 2000 and 1999, with the exception of servicing related to loans held for sale and a portion of loans receivable in Pelican Financial’s loan portfolio, all loan servicing was servicing for others.  See “Business — Mortgage Loan Servicing Activities.”  The decrease in Pelican Financial’s servicing portfolio during the year ended December 31, 2000 was the result of loan originations decreasing industry wide thus causing Washtenaw’s mortgage servicing portfolio to decrease as well as two bulk sales of servicing.  The total unpaid principal balance included in the bulk sales of servicing was $278.7 million.  The weighted-average interest rate of mortgage loans in Pelican Financial’s servicing portfolio at December 31, 2000 was 7.65% compared to 7.33% at December 31, 1999.  The increase in the weighted average interest rate of mortgage loans in Pelican Financial’s servicing portfolio is primarily the result of portfolio turnover during an industry-wide increasing interest rate environment.

During the year ended December 31, 2000, the prepayment rate of Pelican Financial’s servicing portfolio was 9.96%, compared to 10.41% for the year ended December 31, 1999.  In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market.  The prepayment on Pelican Financial’s servicing portfolio remains relatively low because Pelican Financial typically sells servicing for loans that are more than one year old.  Generally, the rate at which loans less than one year old prepay is lower than more mature loans.

Pelican Financial recorded amortization and net impairment of its mortgage servicing rights for the year ended December 31, 2000 of $2.1 million (consisting of amortization of $2.0 million and impairment of $100,000), compared to $2.2 million (consisting of amortization of $2.8 million and a reduction of impairment of $600,000) for the year ended December 31, 1999.  The factors affecting the amount of amortization and impairment of mortgage servicing rights recorded in an accounting period include the loan type (conventional fixed or adjustable rate), the term (15, 20, or 30 year or balloon), the date of loan acquisition, the cost of servicing the loans based on the industry, and the actual and assumed prepayment and interest rates.  For further information related to the amortization and impairment of mortgage servicing rights, see Note 1 to Pelican Financial’s Notes to Consolidated Financial Statements under the subheading “Mortgage Servicing Rights, Net.”

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

Profitability of Mortgage Banking Activities.  For the year ended December 31, 2000, Pelican Financial’s net loss from mortgage banking activities was $600,000 compared to net income of $3.1 million for the year ended December 31, 1999.  The decrease of $3.7 million or 119.4% was primarily due to the decrease in mortgage loan originations industry wide during the year.  Due to a rising mortgage interest rate environment, revenues from loan originations of mortgage banking entities, including Washtenaw, decreased during the year.

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

Profitability of Retail Banking Activities.  For the year ended December 31, 2000, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $1.2 million.  For the year ended December 31, 1999 Pelican National’s net income was $589,000.  The increase in net income of $600,000 or 96% was primarily attributable to an increase in net interest income of $1.5 million from $2.9 million for the year ended December 31, 1999 to $4.4 million for the year ended December 31, 2000.  This increase was the result of the growth of the bank’s assets, rates on interest-earning assets increasing more than rates on interest-bearing liabilities and a larger deployment of interest-earning assets into loans which are higher yielding than investments.

Liquidity and Capital Resources

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis.  Pelican Financial’s primary source of funds is dividends paid by Washtenaw and Pelican National.  In July 1997, Pelican Financial established a term loan in the amount of $2.0 million, the proceeds of which were contributed to the capital of Pelican National.  The term loan is payable on demand and the interest rate is the weighted average Federal Funds Rate plus 2.75%, which resulted in an effective rate of 4.50% at December 31, 2001 and 9.30% at December 31, 2000.  As of December 31, 2001, the only dividends received by Pelican Financial to make payments pursuant to the term loan have been from Washtenaw.  Dividends paid to Pelican Financial by Washtenaw are also limited by the terms of Washtenaw’s warehouse line of credit discussed below.

Washtenaw’s sources of cash flow include cash from gains on sale of mortgage loans and servicing, net interest income, servicing fees, and borrowings.  Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations.  Washtenaw’s uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.  Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The warehouse line of credit has a limit of $90.0 million, of which $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $70.7 million at December 31, 2001 and $26.0 million at December 31, 2000.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 3.25% at December 31, 2001 and 8.00% at December 31, 2000.  The interest rate on the working capital portion of the line of credit is the Federal Funds Rate plus 2.25%.  The warehouse line of credit is payable on demand.  The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw.  Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum servicing portfolio of $800.0 million, a minimum net worth of $10.0 million calculated in accordance with generally accepted accounting principles, and a minimum adjusted tangible net worth of $12.5 million.  Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of less than twelve to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of less than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement.

Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase.  These agreements typically have terms of less than 90 days and are treated as a source of financing.  The weighted average interest rate on these agreements to repurchase was 2.65% at December 31, 2001 and 7.40% at December 31, 2000.

Washtenaw, due to the cyclical nature of the mortgage originations, occasionally generates more capital than it can deploy.  As a result, during 2001, Washtenaw paid a dividend to Pelican Financial of $2.5 million.  Subsequently, Pelican Financial contributed $2.0 million to Pelican National and used the rest for general operating purposes including the payment of a $.05 per share dividend to the shareholders.  The Board of Directors has approved an additional $1.0 million dividend be paid by Washtenaw to Pelican Financial in the first quarter of 2002.  The majority of the additional dividend will be contributed to Pelican National.

In addition, Pelican Financial received approval from the Federal Reserve Board to increase it’s term loan to $3.0 million.  At this time, management is not actively attempting to achieve additional financing.

Pelican Financial’s ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for Pelican Financial’s loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, and governmental regulations.  During the years ended December 31, 2001, 2000 and 1999, Pelican Financial used cash of $3.1 billion, $1.1 billion, and $2.3 billion, respectively, for the purchase of mortgage loans and mortgage servicing rights and the origination of mortgage loans.  During the same periods, Pelican Financial received cash proceeds from the sale of loans and mortgage servicing rights of $3.0 billion, $1.1 billion and $2.4 billion, respectively.  Pelican Financial received cash proceeds from the premiums on the sale of loans of $26.4 million, $7.2 million and $16.2 million, respectively, for the years ended December 31, 2001, 2000 and 1999, respectively.  A significant amount of Pelican Financial’s loan production in any month is funded during the last several business days of that month.

Pelican Financial generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At December 31, 2001, Pelican Financial had outstanding rate-lock commitments to lend $128.0 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $6.1 million.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of December 31, 2001, Pelican Financial had outstanding commitments to sell $241.7 million of mortgage loans.  These commitments will be funded within 90 days.

At December 31, 2001, Pelican National exceeded all applicable regulatory minimum capital requirements as well as the requirement to be considered “well capitalized” for regulatory purposes.  Pelican Financial also exceeded its regulatory minimum capital requirements at December 31, 2001.  For a detailed discussion of the regulatory capital requirements to which Pelican Financial and Pelican National are subject, and for a tabular presentation of compliance with these requirements, see “Regulation — Pelican Financial,” “Regulation — Pelican National — Capital Requirements,” and Note 13 of Notes to Consolidated Financial Statements.

Impact of New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  SFAS No. 133 was effective beginning January 1, 2001.

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

The secondary marketing department at Washtenaw assesses the interest rate risk associated with the outstanding commitments it has to fund loans (“pipeline”) and loans classified as held for sale (“inventory”).  See Notes 1 and 15 to the consolidated financial statements for a discussion of FAS 133 and related commitments.

Washtenaw hedges the loans in inventory through the forward sales of mortgage-backed securities (Forwards) and purchases of mortgage-backed securities put options (Options).  Options are used infrequently.  Therefore, management has chosen not to designate these as a hedge. Forwards will be designated as fair value hedges against the loans in inventory.  Therefore, changes in the fair value of the designated forwards will be offset with the changes in values of the designated hedged loans.

Effective January 1, 2001, SFAS No. 133 required each company adopting it to record a cumulative effect of change in accounting principle adjustment.  Pelican Financial recorded an adjustment of $635,495.  This loss was the result of interest rate fluctuations from the time the forward sales of mortgage-backed securities were entered into and December 31, 2000.

In June 2001, FASB issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method.  The provisions of the Statement apply to all business combinations initiated after June 30, 2001.  The adoption of this statement will only have an impact on the financial statements if the company enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting for such assets arising from prior and future business combinations.  Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified.  Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives.  The Company is required to adopt this statement on January 1, 2002, and early adoption is not permitted.  The adoption of this statement is not expected to have a material impact on the financial statements.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented in this Annual Report and Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of Pelican Financial’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of Pelican Financial are monetary in nature.  As a result, interest rates have a greater impact on Pelican Financial’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Qualitative Information about Market Risk.  The principal objective of Pelican Financial’s interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given Pelican Financial’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Pelican Financial’s Interest Rate Risk Management Policy.  Through this management, Pelican Financial seeks to reduce the vulnerability of its operations to changes in interest rates.  The Board of Directors of

Pelican Financial is responsible for reviewing asset/liability policies and interest rate risk position.  The Board of Directors reviews the interest rate risk position on a quarterly basis.  In connection with this review, the Board of Directors evaluates Pelican Financial’s business activities and strategies, the effect of those strategies on Pelican Financial’s net interest margin, the market value of the loan, servicing, and securities portfolios, and the effect the changes in interest rates will have on Pelican Financial’s loan, servicing, and securities portfolios and exposure limits.

The continuous movement of interest rates is certain, however, the extent and timing of these movements is not always predictable.  Any movements in interest rates has an effect on Pelican Financial’s profitability.  The value of loans, which Pelican Financial has either originated or purchased or committed to originate or purchase, decreases as interest rates rise and conversely, the value increases as interest rates fall.  The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall.  Pelican Financial also faces the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as loans and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments.  Pelican Financial’s interest rate spread and interest margin may be negatively impacted in a declining interest rate environment even though Pelican Financial generally borrows at short-term interest rates and lends at longer-term interest rates.  This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward.  Pelican Financial’s interest margin may also be negatively impacted in a flat- or inverse-yield curve environment.  Mortgage origination activity tends to increase when interest rates trend lower and decrease when interest rates rise.  In turn, this affects the prepayment speed of loans underlying Pelican Financial’s mortgage servicing rights.

Because it is unlikely that any particular movement in interest rates could affect only one aspect of Pelican Financial’s business, many of Pelican Financial’s products are naturally self-hedging to each other.  For instance, the decrease in the value of Pelican Financial’s mortgage servicing portfolio associated with a decline in interest rates usually will not occur without some degree of increase in new mortgage loan production, which may offset the decrease in the value of the mortgage servicing portfolio.

Pelican Financial’s primary strategy to control interest rate risk is to sell substantially all loan production into the secondary market.  This loan production is typically sold while servicing is retained.  To further control interest rate risk related to its loan servicing portfolio, Pelican Financial typically sells the servicing for most of its loans within one year of the origination of the underlying loan.  The turnover in the loan servicing portfolio assists Pelican Financial in maintaining a constant value of the servicing portfolio by holding servicing on loans that are least likely to be refinanced in the short term.  Pelican Financial further attempts to mitigate the effects of changes in interest rates through the use of forward sales of anticipated loan closings and diligent asset and liability management.

Quantitative Information about Market Risk.  The primary market risk facing Pelican Financial is interest rate risk.  From an enterprise perspective, Pelican Financial manages this risk by striving to balance its loan origination and loan servicing businesses, which are counter cyclical in nature.  In addition, Pelican Financial utilizes various hedging techniques to manage the interest rate risk related specifically to its committed pipeline loans, mortgage loan inventory, and mortgage servicing rights.  Pelican Financial primarily utilizes forward sales of mortgage-backed securities and purchases of mortgage-backed securities put options.  These instruments most closely track the performance of Pelican Financial’s committed pipeline of loans because the loans themselves can be delivered directly into these contracts.  Pelican Financial may also use other hedging techniques, including the use of forward U.S. treasury notes and bond sales and purchases (long/short OTC cash forward contracts); U.S. treasury futures contracts (long/short CBOT futures); U.S. treasury futures options contracts (long/short CBOT futures options); private mortgage conduit mandatory forward sales (mandatory rate locks); and private mortgage conduit best-effort rate locks (best-effort rate locks).

The overall objective of Pelican Financial’s interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates.  Pelican Financial does not speculate on the direction of interest rates in its management of interest rate risk.

The following table provides information about Pelican Financial’s financial instruments that are sensitive to changes in interest rates as of December 31, 2001.  The securities available for sale were based upon maturity unless callable by the issuer.  The expected maturity date values for loans receivable were calculated without adjusting the instruments contractual maturity dates for prepayments.  Loans receivable are show excluding the allowance for loan losses.  Loans held for sale, consisting primarily of loans held by Washtenaw, are shown in the period in which they are expected to be sold.  Maturity dates for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value 12/31/2001
	(Dollars in thousands)
Rate sensitive assets:
Federal funds sold	$14,093						$14,093	$14,093
Average interest rate	1.75%
Securities available for sale	3,570					$1,515	$5,085	$5,085
Average interest rate	6.31%					6.30%
Fixed interest rate loans held for sale	$189,762						$189,762	$191,425
Average interest rate	6.20%
Variable interest rate loans held for sale	$41,752						$41,752	$42,115
Average interest rate	5.71%
Fixed interest rate loans receivable	$5,940	$2,390	$3,108	$265	$79	$27,500	$39,282	$40,209
Average interest rate	8.99%	9.51%	8.99%	10.93%	8.42%	8.57%
Variable interest rate loans receivable	$26,438	$12,229	$15,095	$2,196		$76	$56,034	$57,357
Average interest rate	5.71%	9.49%	9.33%	8.83%		9.50%

Rate sensitive liabilities:
Savings deposits	$17,755						$17,755	$17,755
Average interest rate	3.47%
Certificates of deposits	39,542	2,974	5,893	1,112			$49,521	$51,113
Average interest rate	5.16%	5.85%	6.45%	6.96%
Notes payable	$71,186	$500	$294				$71,980	$71,980
Average interest rate	3.28%	4.50%	4.50%
Repurchase agreements	$109,595						$109,595	$109,595
Average interest rate	2.65%
Federal Home Loan Bank borrowings	$2,000		5,000			$9,000	$16,000	$16,367
Average interest rate	2.86%		6.89%			5.88%

Item 8.       Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Pelican Financial, Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Pelican Financial, Inc. (The “Company’), as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001 the Company adopted new accounting guidance on derivative instruments, and on January 1, 1999 the Company adopted new accounting guidance on organization costs.

Grand Rapids, Michigan

February 21, 2002

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
ASSETS
Cash and cash equivalents	$16,884,630	$10,174,294
Accounts receivable, net	7,420,360	5,510,387
Securities available for sale	5,085,142	5,863,928
Federal Reserve & Federal Home Loan Bank Stock	1,070,000	970,000
Loans held for sale	231,514,620	80,062,256
Loans receivable, net	94,460,119	88,933,374
Mortgage servicing rights, net	14,832,785	6,796,597
Other real estate owned	199,687	117,489
Premises and equipment, net	1,394,353	878,913
Other assets	1,691,898	1,929,105

	$374,553,594	$201,236,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$36,195,274	$12,512,146
Interest-bearing	67,277,136	69,496,306
Total deposits	103,472,410	82,008,452
Due to bank	32,604,902	12,507,351
Notes payable	71,980,487	27,815,712
Repurchase agreements	109,594,673	38,981,233
Federal Home Loan Bank borrowings	16,000,000	14,000,000
Other liabilities	12,717,415	4,559,518
Total liabilities	346,369,887	179,872,266

Commitments and contingencies

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,393,194 and 3,992,836 outstanding at December 31, 2001 and 2000	43,932	39,928
Additional paid in capital	15,187,942	13,631,156
Retained earnings	12,951,072	7,724,926
Accumulated other comprehensive income (loss), net of tax	761	(31,933)
Total shareholders’ equity	28,183,707	21,364,077
	$374,553,594	$201,236,343

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income

Years ended December 31, 2001, 2000 and 1999,

	2001	2000	1999
Interest income
Loans, including fees	$23,964,167	$15,464,260	$14,706,230
Investment securities, taxable	411,616	434,935	442,949
Federal funds sold and overnight accounts	219,848	344,708	177,856
Total interest income	24,595,631	16,243,903	15,327,035

Interest expense
Deposits	3,900,481	3,492,077	1,950,511
Other borrowings	9,319,827	6,445,475	7,776,021
Total interest expense	13,220,308	9,937,552	9,726,532

Net interest income	11,375,323	6,306,351	5,600,503

Provision for loan losses	562,000	257,000	255,145

Net interest income after provision for loan losses	10,813,323	6,049,351	5,345,358

Noninterest income
Service charges on deposit accounts	118,240	83,612	52,925
Servicing income	2,714,590	2,615,467	3,777,987
Gain on sales of mortgage servicing rights and loans, net	26,422,946	7,187,433	16,189,007
Other income	1,258,666	796,837	1,384,114
Total noninterest income	30,514,442	10,683,349	21,404,033

Noninterest expense
Compensation and employee benefits	17,131,080	8,666,530	12,817,212
Occupancy and equipment	1,709,627	1,506,436	1,455,229
Telephone	617,183	419,893	480,587
Postage	682,050	358,012	558,775
Amortization of mortgage servicing rights	2,070,439	1,968,042	2,793,136
Mortgage servicing rights valuation adjustment	2,117,882	112,609	(616,163)
Other noninterest expense	5,721,674	3,354,563	3,943,782
Total noninterest expense	30,049,935	16,386,085	21,432,558

Income before income taxes and cumulative effect of change in accounting principle	11,277,830	346,615	5,316,833

Provision for income taxes	3,854,325	126,320	1,791,245

Income before cumulative effect of change in accounting principle	7,423,505	220,295	3,525,588

Cumulative effect of change in accounting principle, net of tax	(420,495)	—	(97,119)

Net income	$7,003,010	$220,295	$3,428,469

Basic and diluted earnings per share before cumulative effect of change in accounting principle	$1.69	$0.05	$1.01

Per share cumulative effect of change in accounting principle	(0.10)	—	(0.03)

Basic and diluted earnings per share	$1.59	$0.05	$0.98

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2001, 2000 and 1999

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at January 1, 1999	3,032,836	$60,656	$8,261,328	$4,076,162	$1,868	$12,400,014

Change in par value from $.02 to $.01		(30,328)	30,328			—

Issuance of shares from initial public offering Nov. 10, 1999	960,000	9,600	5,339,500			5,349,100

Net income				3,428,469		3,428,469

Other comprehensive loss, net of tax of ($95,935):
Unrealized gain on securities available for sale					(186,227)	(186,227)
Comprehensive income						3,242,242

Balance at December 31, 1999	3,992,836	39,928	13,631,156	7,504,631	(184,359)	20,991,356

Net income				220,295		220,295

Other comprehensive income, net of tax of $78,522:
Unrealized loss on securities available for sale					152,426	152,426
Comprehensive income						372,721

Balance at December 31, 2000	3,992,836	39,928	13,631,156	7,724,926	(31,933)	21,364,077

Net income				7,003,010		7,003,010

Other comprehensive income, net of tax of $16,842:
Unrealized gain on securities available for sale					32,694	32,694
Comprehensive income						7,035,704

Issuance of 10% stock dividend	399,258	3,993	1,553,211	(1,557,204)		—

Exercise of stock options	1,100	11	3,575			3,586

Common dividends declared, $.05				(219,660)		(219,660)

Balance at December 31, 2001	4,393,194	$43,932	$15,187,942	$12,951,072	$761	$28,183,707

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities
Net income	$7,003,010	$220,295	$3,428,469
Adjustments to reconcile net income tonet cash from operating activities
Cumulative effect of change in accounting principle	420,495	—	97,119
Amortization (accretion) of securities, net	(5,050)	(19,962)	1,418
Amortization of mortgage servicing rights	2,070,439	1,968,042	2,793,136
Mortgage servicing rights valuation adjustment	2,117,882	112,609	(616,163)
Gain on sales of mortgage servicing rights and loans, net	(26,422,946)	(7,187,433)	(16,189,007)
Provision for loan losses	562,000	257,000	255,145
Depreciation	421,760	434,402	510,354
Purchases and origination of mortgage loans held for sale	(3,148,147,819)	(1,075,383,892)	(2,244,719,561)
Proceeds from sale of mortgage loans held for sale	2,984,567,013	1,042,949,756	2,333,495,099
Changes in assets and liabilities that (used) provided cash
Accounts receivable and other assets	(1,561,270)	(1,842,799)	2,664,596
Other liabilities	8,244,560	(530,944)	347,783

Net cash provided (used) by operating activities	(170,729,926)	(39,022,926)	82,068,388

Cash flows from investing activities
Loan originations, net	(22,657,775)	(20,607,996)	(44,963,853)
Proceeds from sales of mortgage servicing rights	42,260,413	22,246,232	48,636,167
Other real estate owned, net	(82,198)	422,380	41,516
Property and equipment expenditures, net	(937,200)	(449,500)	(489,726)
Purchase of securities available for sale	(4,560,000)	—	(2,016,777)
Proceeds from maturities and principal repayments of securities available for sale	5,393,372	263,995	1,448,167
Purchase of Federal Reserve Stock	(100,000)	(290,000)	(419,400)
Net cash provided by investing activities	19,316,612	1,585,111	2,236,094

Cash flows from financing activities
Increase in deposits	21,463,958	19,698,290	27,246,084
Increase (decrease) in due to bank	20,097,551	411,813	(26,164,291)
Proceeds from issuance of common stock, net	—	—	5,349,100
Cash dividends	(219,660)	—	—
Increase (decrease) in notes payable due on demand	44,164,775	2,482,102	(31,691,894)
Advances on Federal Home Loan Bank borrowings	2,000,000	9,000,000	8,000,000
Repayments on Federal Home Loan Bank borrowings	—	(3,000,000)	—
Payoff subordinated debt	—	—	(1,200,000)
Proceeds from exercise of stock options	3,586	—	—
Increase (decrease) in repurchase agreements	70,613,440	17,136,432	(74,140,043)
Net cash provided (used) by financing activities	158,123,650	45,728,637	(92,601,044)

Net change in cash and cash equivalents	6,710,336	8,290,822	(8,296,562)

Cash and cash equivalents at beginning of year	10,174,294	1,883,472	10,180,034

Cash and cash equivalents at end of year	$16,884,630	$10,174,294	$1,883,472

Cash and equivalents is composed of:
Cash and demand deposits due from banks	$2,791,630	$3,009,294	$1,015,472
Interest-bearing deposits in banks	—	97,000	97,000
Federal funds sold	14,093,000	7,068,000	771,000

Total cash and cash equivalents	$16,884,630	$10,174,294	$1,883,472

Supplemental cash disclosures
Interest paid	$13,311,080	$9,726,793	$10,163,967
Income taxes paid	95,000	973,270	1,451,000

Non-cash investing activity
Loans transferred to held for sale	16,569,029	—	—

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001, 2000 and 1999

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Pelican National commenced operations as a national bank in Naples, Florida on August 25, 1997.  The Bank presently operates two full-service banking facilities and engages primarily in the business of attracting deposits from the general public.  The Bank uses such deposits, together with other funds, to originate and purchase commercial, real estate and consumer loans for sale in the secondary market and for holding in its own portfolio.

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

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures and actual results could differ from those estimates.  The fair value of financial instruments, the valuation of mortgage servicing rights, the allowance for loan losses and the status of contingencies are particularly subject to change.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, federal funds sold, interest-bearing deposits in banks, and funds due from banks.  Pelican Financial considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  Washtenaw was in a book overdraft position at December 31, 2001 and 2000, which is shown in the accompanying balance sheet as due to bank.

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

The line item in the balance sheet included $3,324,657 and $3,329,176 at December 31, 2001 and 2000 of receivables from sales of mortgage servicing rights.  Further, the line item was net of an allowance for doubtful accounts and minor contingencies of $52,543 and $73,682 at December 31, 2001 and 2000.

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

Federal Reserve and Federal Home Loan Bank (FHLB) stock is restricted stock, carried at cost that is required by the Federal Reserve and the FHLB to be maintained by Pelican National.

Loans Held for Sale and Related Derivatives:

Balances include deferred origination fees and costs and are stated at the lower of cost or market value in aggregate.  The market value of mortgage loans held for sale is based on market prices and yields at year-end in normal market outlets used by Pelican Financial.

Pelican Financial purchases derivatives that include U.S. Treasury options and forward contracts to deliver loans and mortgage-backed-securities.  Treasury options and forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process.  The loans held for sale are generally sold into the forward contracts.  Beginning January 1, 2001 under FAS 133, Treasury options and forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges.  The fair value of derivatives is included with the balance of loans held for sale.  Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sales of mortgage servicing rights and loans, net.

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

Loans Receivable and Allowance for Loan Losses:

Loans receivable, for which management has the ability and intent to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of deferred fees and costs and an allowance for loan losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management confirms the loan balance is not collectable.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature, and on an individual loan basis for other loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Nonaccrual loans are loans on which the accrual of interest has been discontinued because a reasonable doubt exists as to the full collection of recorded principal and interest.  When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income.  Interest income on nonaccrual loans and impaired loans is recognized only to the extent cash is received and where the future collection of principal is probable.  Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in management’s judgment, the loans are estimated to be fully collectible as to both principal and interest.

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

Loans in Foreclosure and Other Real Estate:

Loans in foreclosure and other real estate are recorded at the lower of cost or fair value, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs relating to the development and improvement of real estate are capitalized, whereas those costs relating to holding the real estate are charged to expense.

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

Revenue Recognition:

Mortgage loans held for sale are generally delivered to secondary market investors under firm sales commitments entered into at or prior to the closing date of the individual loan.  Loan sales and the related gains or losses are recorded at the settlement date, with a liability recorded for the estimated fair value of repurchase obligations, based on repurchase experience.

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

Cumulative Effect of Change in Accounting Principle:

In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants promulgated Statement of Position (SOP) 98-5.  This SOP provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred.  Pelican Financial was required to adopt provisions of SOP 98-5 on January 1, 1999.  Included in the December 31, 1999 Consolidated Statement of Income is a charge to operations of $97,119 reported as a cumulative effect of change in accounting principle.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  SFAS No. 133 is effective beginning January 1, 2001.  The effect of adopting SFAS 133 at January 1, 2001 was a charge to operations of $420,495, net of tax reported as a cumulative effect of change in accounting principle.  This change consisted of expense of $689,152 to record a loss on forward contracts, offset by revenue of $53,657 on hedged loans held for sale and a tax benefit of $215,000.

Comprehensive Income:

Comprehensive income includes both net income and other comprehensive income.  Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, which is also reported as a separate component of shareholders’ equity.

Stock Dividends and Splits:

Common stock amounts, market values and per share disclosures related to stock-based compensation plans and earnings and dividends per share disclosures have been retroactively restated for the stock dividends and splits.  Stock dividends are transferred at the fair value of shares issued.

Earnings Per Share:

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are computed based on the weighted-average number of common shares and common share equivalents during the year.  Weighted average shares are restated for all stock splits and dividends through the date of the issue of the financials.

Concentration of Credit Risk:

Pelican National grants commercial, residential and consumer loans primarily to customers in Collier and Lee Counties in Florida.  Although Pelican National has a diversified loan portfolio, substantial portions of its debtors are dependent upon the real estate economic sector.  Washtenaw originates and purchases loans throughout the nation, however over 50% of loan volume is generated in Michigan, Ohio, Florida, California and Indiana.

Impact of Interest Rate Fluctuations:

Interest rate fluctuations generally have a direct impact on a mortgage banking institution’s financial performance.  Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans.  As a result, the volume and related income from loan originations may be reduced.  Significant increases in interest rates will also generally increase the value of Pelican Financial’s servicing portfolio, as a result of slower anticipated prepayment activity.  Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations.  However, significant decreases in interest rates may result in higher anticipated loan prepayment activity and, therefore, reduce the value of the loan servicing portfolio.

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

New Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method.  The provisions of the Statement apply to all business combinations initiated after June 30, 2001.  The adoption of this statement will only have an impact on the financial statements if the company enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting for such assets arising from prior and future business combinations.  Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified.  Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives.  The Company is required to adopt this statement on January 1, 2002, and early adoption is not permitted.  The adoption of this statement is not expected to have a material impact on the financial statements.

Reclassification:

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

NOTE 2 — SECURITIES AVAILABLE FOR SALE

The fair value and related unrealized gains and losses on securities available for sale recognized in accumulated other comprehensive income (loss) were as follows

		Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2001
	U.S. Government Agencies	$3,570,000	$10,000	$—
	Mortgage Backed Securities	1,515,142	4,578	(13,425)
		$5,085,142	$14,578	$(13,425)
2000
	U.S. Government Agencies	$3,984,062	$—	$(15,938)
	Mortgage Backed Securities	1,879,866	—	(32,445)
		$5,863,928	$—	$(48,383)

The fair value of securities available for sale at December 31, 2001, by contractual maturity, are shown below.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

Fair Value
Due in one year or less	$—
Due after one year through five years	3,570,000
Mortgage-Backed Securities	1,515,142
$5,085,142

No securities were sold in 2001, 2000 or 1999.

NOTE 3 — LOANS RECEIVABLE

Loans receivable consist of the following:

	2001	2000
Commercial, financial and agricultural	$703,468	$1,115,718
Commercial real estate	34,923,223	32,363,539
Residential real estate	55,951,132	50,713,118
Installment loans	3,738,512	5,248,512
	95,316,335	89,440,887
Deduct allowance for loan losses	(856,216)	(507,513)
Loans receivable, net	$94,460,119	$88,933,374

Activity in the allowance for loan losses for the years are as follows:

	2001	2000	1999
Balance at beginning of period	$507,513	$373,879	$127,475
Provision for loan losses	562,000	257,000	255,145
Loans charged-off	(214,787)	(125,677)	(8,741)
Recoveries	1,490	2,311	—
Balance at end of period	$856,216	$507,513	$373,879

Impaired loans are as follows:

	2001	2000
Year-end loans with no allocated allowance for loan losses	$1,762,822	$465,000
Year-end loans with allocated allowance for loan losses	130,682	510,000
	$1,893,504	$975,000
Amount of the allowance for loan losses allocated	$24,500	$61,802

	2001	2000	1999
Average of impaired loans during the year	$1,287,694	$1,053,000	$—
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	$—	$—	$—

Loans to related parties are as follows:

	2001	2000
Beginning of year	$100,507	$47,100
New loans	1,036,250	77,787
Repayments	(119,329)	(24,380)
End of year	$1,017,428	$100,507

NOTE 4 - MORTGAGE LOANS SERVICED

Mortgage Servicing Rights:

Activity related to mortgage servicing rights is summarized below:

	2001	2000	1999
Balance at beginning of period	$7,534,125	$11,653,387	$16,750,760
Additions	52,161,521	18,598,500	43,226,357
Sales	(39,937,012)	(20,749,720)	(45,530,594)
Amortization	(2,070,439)	(1,968,042)	(2,793,136)
Balance at end of period	17,688,195	7,534,125	11,653,387

Valuation allowance at beginning of period	(737,528)	(624,919)	(1,241,082)
Adjustment for impairment	(2,117,882)	(112,609)	616,163
Adjustment for sale of servicing rights	—	—	—
Valuation allowance at end of period	(2,855,410)	(737,528)	(624,919)

Net	$14,832,785	$6,796,597	$11,028,468

The estimated fair value of mortgage servicing rights as of December 31, 2001, 2000 and 1999 was $14,980,635 $7,584,000 and $12,010,000, respectively.

Servicing of Mortgage Loans:

Pelican Financial sells mortgage loans to secondary market investors.  Pelican Financial collects monthly principal and interest payments and performs certain escrow services for investors.  Pelican Financial’s servicing portfolio of loans is principally in Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Ohio, Georgia, Minnesota, Pennsylvania, Louisiana, North Carolina and South Carolina.  Pelican Financial’s servicing portfolio for outside parties was approximately $1,186,000,000, $767,000,000 and $940,000,000 at December 31, 2001, 2000 and 1999, respectively.  These loans are owned by outside parties and are not included in the assets of the Company.

Washtenaw is responsible for establishing and maintaining escrow and custodial funds aggregating approximately $31,485,000 ($30,535,000 held at Pelican National), $16,761,000 ($16,592,000 held at Pelican National) and $15,428,000 ($7,289,000 held at Pelican National) at December 31, 2001, 2000 and 1999.  The escrow and custodial funds include the loans being serviced while held for sale.  These funds are placed on deposit at Federal Deposit Insurance Corporation (“FDIC”) insured banks and amounts on deposits outside Pelican Financial are not included in the assets and liabilities of the Company.  As is customary in the mortgage banking industry, these funds may be considered by the banks in which such funds are deposited, together with other balances maintained in the banks by the Company, when negotiating credit lines available for Pelican Financial’s use.

NOTE 5 — PREMISES AND EQUIPMENT

Premises and equipment includes the following at year end:

	2001	2000
Computer equipment and software	$3,062,691	$2,602,537
Furniture and fixtures	1,607,939	1,307,111
Leasehold improvements	197,856	87,180
	4,868,486	3,996,828
Accumulated depreciation and amortization	(3,474,133)	(3,117,915)

	$1,394,353	$878,913

NOTE 6 — DEPOSITS

Deposits are comprised of the following at year end:

	2001	2000
Noninterest-bearing	$36,195,274	$12,512,146
Interest -bearing demand	932,830	1,614,962
Savings	16,822,701	17,277,589
	53,950,805	31,404,697
Certificates of deposit:
Under $100,000	16,871,332	26,901,972
Over $100,000	30,865,426	22,544,439
IRAs	1,784,847	1,157,344
Total certificates	49,521,605	50,603,755

	$103,472,410	$82,008,452

At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

2002	$39,549,653
2003	2,973,838
2004	5,893,128
2005	1,104,986
2006	—
Thereafter	—

$49,521,605

NOTE 7 — NOTES PAYABLE

Pelican Financial currently has a warehouse line of credit of $90,000,000, of which $13,500,000 represents a sub-limit for servicing under contract for sale and held for sale, and $7,200,000 represents a working capital sub-limit.  Pelican Financial also has a $1,294,667 note payable.  All of the borrowings are payable on demand.  The interest rate terms vary and are tied to the federal funds rate (FFR), which was 1.75% and 6.50% at December 31, 2001 and 2000.  Notes payable are summarized as follows:

	December 31, 2001	Terms	December 31, 2000	Terms
Warehouse line	$68,605,221	FFR+1.50%	$25,706,444	FFR+1.50%
Servicing under contract for sale sub-limit	—	FFR+1.875%	—	FFR+1.875%
Working capital sub-limit	2,080,599	FFR+2.25%	317,601	FFR+2.25%
Other note payable	1,294,667	FFR+2.75%	1,791,667	FFR+2.75%
	$71,980,487		$27,815,712

The line of credit agreement contains restrictive covenants, among others, requiring Pelican Financial to maintain certain minimum net worth levels, a minimum servicing portfolio and a minimum debt to net worth ratio as defined in the agreement.  These covenants were met at December 31, 2001 and 2000.

Borrowings on the warehouse line of credit agreement are collateralized by mortgage loans held for sale at Washtenaw.  Borrowings on the working capital sub-limit and servicing under contract for sale sub-limit are collateralized by servicing rights relating to Washtenaw’s servicing portfolio.

NOTE 8 — REPURCHASE AGREEMENTS

Pelican Financial enters into sales of mortgage loans under agreements to repurchase (repurchase agreements).  Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the loans sold reflected as a liability in the balance sheet.  The dollar amount of loans underlying the agreements remains in the mortgage loans held for sale account.  The weighted-average interest rate on these repurchase agreements was 2.65% and 7.40% at December 31, 2001 and 2000.  The maximum month end balance during 2001 and 2000 was $117,200,379 and $38,981,233, respectively.  The average balance during 2001 and 2000 was $108,103,000 and $ 38,395,000, respectively.

NOTE 9 — FHLB BORROWINGS

Year-end advances from the FHLB are as follows:

	2001	2000
2.86% advance, due September 2002	$2,000,000	$—
6.89% advance, due October 2004	5,000,000	5,000,000
5.79% advance, due February 2010	3,000,000	3,000,000
5.97% advance, due March 2010	3,000,000	3,000,000
5.89% advance, due September 2010	3,000,000	3,000,000
	$16,000,000	$14,000,000

The above advances are at a fixed interest rate.  Mortgage loans totaling approximately $23,180,053 at December 31, 2001, were eligible as collateral for these advances under a blanket collateral agreement with the FHLB.

NOTE 10 — FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:

	2001	2000	1999
Current provision (benefit)	$1,639,756	$1,296,390	$1,635,316
Deferred provision (benefit)	1,999,569	(1,170,070)	155,929
Cumulative effect of change in accounting principle	215,000	—	—
	$3,854,325	$126,320	$1,791,245

The net deferred tax liability is comprised of the following at year end:

	2001	2000
Deferred tax assets
Loan origination costs	$209,338	$129,060
Loan mark to market	402,205	139,134
Loan loss reserve	236,057	179,447
Depreciation	—	10,455
Unrealized loss on securities	—	16,450
Other	244,322	64,424
	1,091,922	538,970
Deferred tax liabilities
Mortgage servicing rights	(4,654,330)	(2,153,925)
Depreciation	(32,668)	—
Unrealized gain on securities	(392)	—
Other	(156,041)	(120,143)
	(4,843,431)	(2,274,068)
Net deferred tax liability	$(3,751,509)	$(1,735,098)

There was no valuation allowance for deferred taxes in 2001 or 2000.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

	2001	2000	1999
Statutory rate applied to income before taxes	$3,618,394	$117,849	$1,807,723
Add (Deduct)
Effect of nondeductible expenses	26,270	18,138	48,728
Cumulative effect of change in accounting principle	215,000	—	—
Other	(5,339)	(9,667)	(65,206)
Income tax expense	$3,854,325	$126,320	$1,791,245

NOTE 11 — LEASES

Pelican Financial leases office facilities under noncancelable operating leases.

Future minimum lease payments at December 31, 2001 under noncancelable leases are as follows:

2002	$928,082
2003	954,930
2004	765,468
2005	696,338
2006	418,519

$3,763,337

For periods ended December 31, 2001, 2000 and 1999, rental expense under operating leases was approximately $748,000, $661,000 and $515,000.

NOTE 12 — REGULATORY CAPITAL REQUIREMENTS

Pelican Financial and Pelican National are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Pelican Financial’s consolidated financial statements.  Under capital adequacy guidelines, Pelican Financial and Pelican National must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2001, that Pelican Financial and Pelican National meet all capital adequacy requirements to which they are subject and are categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, Pelican Financial and Pelican National must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed Pelican Financial’s or Pelican National’s categories.

Actual consolidated and Pelican National capital amounts (in thousands) and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2001
Total capital (to risk weighted assets)
Pelican Financial	$27,556	12.15%	$18,149	8.00%	$22,686	10.00%
Pelican National	13,713	14.29	7,678	8.00	9,597	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	26,700	11.77	9,074	4.00	13,612	6.00
Pelican National	12,856	13.40	3,839	4.00	5,758	6.00
Tier 1 capital (to average assets)
Pelican Financial	26,700	7.12	15,005	4.00	18,757	5.00
Pelican National	12,856	10.21	5,035	4.00	6,294	5.00

2000
Total capital (to risk weighted assets)
Pelican Financial	$21,224	17.04%	$10,059	8.00%	$12,574	10.00%
Pelican National	10,604	14.85	5,702	8.00	7,127	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	20,716	16.64	5,030	4.00	7,545	6.00
Pelican National	10,097	14.14	2,851	4.00	4,277	6.00
Tier 1 capital (to average assets)
Pelican Financial	20,716	10.50	7,888	4.00	9,860	5.00
Pelican National	10,097	9.85	4,098	4.00	5,123	5.00

The declaration of dividends by Pelican National is limited to Pelican National’s retained net profit for the current and prior two years.  As of December 31, 2001 dividends payable to Pelican Financial are limited to approximately $2,003,000.

Washtenaw has a covenant in its warehouse credit agreement that limits the amount of dividends Washtenaw may pay to Pelican Financial annually.   As of December 31, 2001 dividends payable to Pelican Financial are limited to approximately $5,847,000.

NOTE 13 — RETIREMENT PLAN

Pelican Financial has a profit sharing plan established under Section 401(k) of the Internal Revenue Code.  The plan generally covers employees having at least one year of service.  Employees may contribute up to 15% of their compensation.  Pelican Financial contributes one-half of the participant’s contribution up to 3% of the participant’s compensation.  Pelican Financial incurred expenses of $92,471, $59,548 and $50,751 relating to the plan during the periods ended December 31, 2001, 2000 and 1999, respectively.

NOTE 14 — OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes are as follows:

	2001	2000	1999
Unrealized holding gains and losses on available for sale securities	$49,536	$230,949	$(282,162)
Less: Reclassification adjustments for gain later recognized in income	—	—	—
Net unrealized gains and losses on available for sale securities	49,536	230,949	(282,162)
Tax effect	(16,842)	(78,523)	95,935
Other comprehensive income	$32,694	$152,426	$(186,227)

NOTE 15 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, Pelican Financial enters into commitments to purchase or originate residential mortgage loans.  The commitments are short term in nature and, if drawn on by the counterparty, result in a fixed or variable rate loan collateralized by residential real estate.  Commitments to make loans are generally made for periods of 90 days or less and may expire without being used.  The majority of loans acquired through commitments will be held for sale.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although no material losses are anticipated.  Pelican Financial has committed to lend at a stipulated interest rate and assumes the risk of a subsequent rise in rates prior to the loan funding.   Pelican Financial manages its interest rate exposure on commitments by entering into sales commitments in the cash forward placement market. Outstanding mortgage commitments approximated $127,969,000 and $42,371,000 at December 31, 2001 and 2000, respectively, along with outstanding commitments to make other types of loans totaling $6,089,000 and $8,490,000 at December 31, 2001 and 2000.  Loan commitments are not recorded in the financial statements.  The fair value of loan commitments is disclosed in Note 16.

Derivatives such as U.S. Treasury options and forward contracts are used to manage interest rate risk on loan commitments and loans held for sale.  Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date.  The derivatives involve underlying items, such as interest rates, and are designed to transfer risk.  Substantially all of these instruments expire within 90 days.  Notional amount are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.  Beginning in 2001, these derivatives are recorded in the financial statements at fair value.  Prior to 2001, forward contracts were not recorded in the financial statements and options were carried at the lower of cost or fair value.  The notional amounts, fair values and carrying amounts of these derivatives is as follows at December 31:

	2001	2000
U.S. Treasury Options
Notional amount	$45,000,000	$—
Fair value	82,187	—
Carrying amount	82,187	—

Forward Contracts
Notional amount	$241,740,000	$92,118,000
Fair value	681,601	(689,152)
Carrying amount	681,601	—

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements.  In the event the parties to all delivery commitments were unable to fulfill their obligations, Pelican Financial would not incur any significant additional cost by replacing the positions at market rates in effect on December 31, 2001.  Pelican Financial minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines.  Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

NOTE 16 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time Pelican Financial’s entire holdings of a particular financial instrument.  No ready market exists for certain portions of Pelican Financial’s financial instruments, therefore, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

The information presented is based on pertinent information available to management as of December 31, 2001 and 2000.  Although management is not aware of any factors, other than changes in interest rates, that would significantly affect the estimated fair values, the current estimated fair value of these instruments may have changed significantly since that point in time.

The estimated fair value of Pelican Financial’s financial instruments were as follows:

	December 31, 2001		December 31, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$16,884,630	$16,884,630	$10,174,294	$10,174,294
Accounts receivable	7,420,360	7,420,360	5,510,389	5,510,389
Securities available for sale	5,085,142	5,085,142	5,863,928	5,863,928
Federal Reserve and FHLB stock	1,070,000	1,070,000	970,000	970,000
Loans held for sale and derivatives	231,514,620	233,540,407	80,062,256	80,204,391
Loans receivable, net	94,460,119	96,710,429	88,933,374	89,255,128
Accrued interest receivable	1,259,034	1,259,034	1,043,759	1,043,759

LIABILITIES
Deposits	103,472,410	105,064,187	82,008,452	82,398,324
Due to bank	32,604,902	32,604,902	12,507,351	12,507,351
Notes payable	71,980,487	71,980,487	27,815,712	27,815,712
Repurchase agreements	109,594,673	109,594,673	38,981,233	38,981,233
FHLB Advances	16,000,000	16,366,827	14,000,000	14,200,281
Accrued interest payable	212,705	212,705	303,477	303,477

OFF-BALANCE SHEET COMMITMENTS
Commitments to fund residential mortgage loans at fixed rates	—	209,496	—	271,806
Commitments to sell residential mortgage loans and securities at fixed rates	N/A	N/A	—	(689,152)

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Reserve and FHLB stock, short-term borrowings, accounts receivable and payable, demand deposits, due to bank, notes payable and repurchase agreements.  Security fair values and US Treasury Options are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of loans held for sale is based on sales commitments or secondary market quotes for the related loans or similar loans.  Fair value of FHLB Advances is based on the current rates for similar financing.  The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

NOTE 17 — LITIGATION

On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit regarding its method for calculating finance charges in lending disclosures required by the Federal Truth in Lending Act.  The disclosure issue involved is applicable to the mortgage banking industry as a whole, and the issue is presently the subject of numerous class action suits throughout the United States.   The suit seeks unspecified damages.  On July 29, 1998, the court denied class certification.  However, at the request of the plaintiff, the court has permitted plaintiff to refile the motion for class certification.  On September 3, 1999, the court issued a stay of the proceedings until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it.  The U.S. Court of Appeals for the Eleventh Circuit has granted class certification for one of the cases and has heard arguments on the other three.  HUD issued a policy statement during 2001 related to this matter, and the court has issued another stay until the Eleventh Circuit Court determines the effect of HUD’s policy statement on the four cases.  Pelican Financial believes Washtenaw is and has been in complete compliance with applicable Federal and State laws.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter and no liability has been established at December 31, 2001.

NOTE 18 — STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Pelican Financial maintains a Stock Option and Incentive Plan (the “Plan”).  Pursuant to the Plan, 440,000 shares (adjusted for stock dividends and splits) of Pelican Financial’s common stock were made available for grant through stock options to key employees and non-employee directors of Pelican Financial, Washtenaw and Pelican National.  Each option granted under the Plan vests as specified by the Stock Option Committee and has a term of not more than ten years.  The exercise price of options granted is at least equal to market value at the date of grant.  Pelican Financial accounts for stock options in accordance with APB Opinion No. 25, and, therefore, has recorded no compensation expense for options granted.

Financial Accounting Standards No. 123 Accounting for Stock Based Compensation (SFAS 123) establishes a fair value based method of accounting for employee stock options.  The following pro forma information presents net income and earnings per share information as if SFAS 123 had been adopted.

	2001	2000	1999
Net income as reported	$7,003,010	$220,295	$3,428,469
Pro forma net income	6,907,635	79,607	3,369,124

Basic and diluted earnings per share as reported	$1.59	$0.05	$0.98
Pro forma basic and diluted earnings per share	1.57	0.02	0.96

In future years, the pro forma effect under this standard is expected to increase as additional options are granted.

The pro forma effect is computed using an option pricing model, using the following weighted average assumptions and resulting fair values as of the grant date.

	2001	2000	1999
Risk-free interest rate	4.92%	6.29%	6.00%
Expected option life	5 years	5 years	7 years
Expected stock price volatility	37.68%	41.56%	10.53%
Dividend yield	1.19%	—	—
Weighted average fair value per option granted	$1.01	$1.54	$2.22

The Plan also provides for granting of stock appreciation rights (“SARS”).  SARS may be granted in connection with any or all of the stock options that may be granted subject to certain conditions and limitations imposed by the Stock Option Committee.  The exercise of a SAR will entitle the holder to payment from Pelican Financial of an amount equal to the difference between the fair value of such shares on the date the SAR was originally granted and the fair value of such shares at the exercise date of the SAR.  This payment may be made in cash, in shares or partly in each.  To date, no SARs have been granted.

All outstanding awards shall become immediately exercisable in the event of a change in control of Pelican Financial.

The following is a summary of stock option activity for the years ended December 31 (adjusted for stock dividends and splits):

	2001		2000		1999
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	244,200	$5.20	370,975	$5.35	114,400	$3.74
Granted	9,000	5.50	5,500	3.30	260,975	6.36
Exercised	(1,100)	3.30	—	—	—	—
Forfeited	(7,425)	4.38	(132,275)	5.89	(4,400)	3.41
Canceled	—	—	—	—	—	—

Outstanding end of year	244,675	$5.28	244,200	$5.20	370,975	$5.35
Exercisable at end of year	90,310	$5.24	63,580	$4.82	36,740	$3.18

Options outstanding at December 31, 2001 have a weighted average life of 7.36 years, with exercise prices ranging from $3.41 to $6.36.

NOTE 19 — EARNINGS (LOSS) PER SHARE

The following summarizes the computation of basic and diluted earnings per share.  Weighted average shares have been restated for all stock splits.

	2001	2000	1999
Basic earnings per share
Net income	$7,003,010	$220,295	$3,428,469
Weighted average shares outstanding	4,392,570	4,392,120	3,483,670

Basic earnings per share	$1.59	$0.05	$0.98

Diluted earnings per share
Net income	$7,003,010	$220,295	$3,428,469

Weighted average shares outstanding	4,392,570	4,392,120	3,483,670
Dilutive effect of assumed exercise of stock options	15,287	—	1,168
Diluted average shares outstanding	4,407,857	4,392,120	3,484,638

Diluted earnings per share	$1.59	$0.05	$0.98

NOTE 20 — SEGMENT INFORMATION

Pelican Financial’s operations include two primary segments: mortgage banking and retail banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.  The retail banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples and Fort Myers, Florida.

Pelican Financial’s reportable segments are its two subsidiaries.  Washtenaw comprises the mortgage banking segment, with gains on sales of mortgage servicing rights (MSR) and loans, as well as loan servicing income accounting for its primary revenues.  Pelican National comprises the retail banking segment, with net interest income from loans, investments and deposits accounting for its primary revenues.

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

	Mortgage Banking	Retail Banking	Other	Consolidated Totals
	Dollars in thousands
Year Ended December 31, 2001
Net interest income	$6,286	$5,185	$(96)	$11,375
Gain on sales of MSR and loans, net	26,491	163	(231)	26,423
Servicing income	2,712	3	—	2,715
Noncash items:
Provision for loan losses	—	562	—	562
MSR amortization & valuation	4,180	8	—	4,188
Provision for income taxes	3,722	395	(263)	3,854
Segment profit before cumulative effect of accounting change	7,174	759	(510)	7,423
Segment assets	241,476	133,310	(232)	374,554

Year Ended December 31, 2000
Net interest income	$1,815	$4,669	$(178)	$6,306
Gain on sales of MSR and loans, net	7,015	172	—	7,187
Servicing income	2,610	5	—	2,615
Noncash items:
Provision for loan losses	—	257	—	257
MSR amortization & valuation	2,077	4	—	2,081
Provision for income taxes	(323)	644	(195)	126
Segment profit before cumulative effect of accounting change	(646)	1,243	(377)	220
Segment assets	95,640	106,714	(1,118)	201,236

Year Ended December 31, 1999
Net interest income	$2,631	$3,126	$(157)	$5,600
Gain on sales of MSR and loans	16,103	86	—	16,189
Servicing income	3,750	28	—	3,778
Noncash items:
Provision for loan losses	—	255	—	255
MSR amortization & valuation	2,172	5	—	2,177
Provision for income taxes	1,609	303	(121)	1,791
Segment profit before cumulative effect of accounting change	3,074	589	(137)	3,526
Segment assets	76,149	79,621	(183)	155,587

NOTE 21 — PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	2001	2000
ASSETS
Cash and cash equivalents	$261,499	$8,402
Investment in Washtenaw	16,560,648	12,920,526
Investment in Pelican National	12,857,936	10,066,282
Other assets	346,724	395,143

Total assets	$30,026,807	$23,390,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$1,294,667	$1,791,667
Accrued expenses and other liabilities	401,546	234,609

Shareholders’ equity	28,330,594	21,364,077

Total liabilities and shareholders’ equity	$30,026,807	$23,390,353

CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	2001	2000	1999
Dividends from Washtenaw	$3,114,001	$386,229	$155,497
Non interest expense	549,733	571,745	355,109
Income (loss) before income tax and undistributed subsidiary income	2,564,268	(185,516)	(199,612)
Income tax benefit	186,547	194,455	120,737
Equity in undistributed subsidiary income	4,399,082	211,356	3,507,344
Net income	7,149,897	220,295	3,428,469
Unrealized gain (loss) on securities, net of tax and classification effects	32,694	152,426	(186,227)

Comprehensive income	$7,182,591	$372,721	$3,242,242

Parent company shareholders’ equity, net income and comprehensive income differ from consolidated amounts due to the effect of intercompany loan sales.

CONDENSED STATEMENTS OF CASH FLOWS

	2001	2000	1999
Cash flows from operating activities
Net income	$7,149,897	$220,295	$3,428,469
Adjustments
Equity in undistributed subsidiary income	(4,399,082)	(211,356)	(3,507,344)
Change in other assets	48,419	(144,372)	(134,589)
Change in other liabilities	166,937	98,067	112,973
Net cash (used) by operating activities	2,966,171	(37,366)	(100,491)

Cash flows from financing activities
Cash dividends	(219,660)
Proceeds from stock issue	—	—	5,349,100
Contribute capital to affiliates	(2,000,000)	—	(5,000,000)
Proceeds from exercise of stock options	3,586	—	—
Decrease in note payable due on demand	(497,000)	(208,333)	—
Net cash provided (used) by financing activities	(2,713,074)	(208,333)	349,100

Net change in cash and cash equivalents	253,097	(245,699)	248,609

Cash and cash equivalents at beginning of year	8,402	254,101	5,492

Cash and cash equivalents at end of year	$261,499	$8,402	$254,101

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income/(Loss) Before Cumulative Effect of Change in Accounting Principle	Earnings/(Loss) Per Share Before Cumulative Effect of Change in Accounting Principle		Net Income
				Basic	Fully Diluted
2001
First Quarter	$5,272,078	$2,032,350	$225,893	$0.06	$0.06	$(194,602)
Second Quarter	6,562,866	2,719,709	2,349,540	0.53	0.53	2,349,540
Third Quarter	6,223,681	2,889,996	834,455	0.19	0.19	834,455
Fourth Quarter	6,537,006	3,733,268	4,013,617	0.91	0.91	4,013,617

2000
First Quarter	$3,768,116	$1,765,397	$174,211	$0.04	$0.04	$174,211
Second Quarter	4,138,216	1,555,899	(49,874)	(0.01)	(0.01)	(49,874)
Third Quarter	4,105,053	1,525,323	61,460	0.01	0.01	61,460
Fourth Quarter	4,232,518	1,459,732	34,498	0.01	0.01	34,498

The large fluctuations in net income during 2001 are the result of changes in mortgage interest rates resulting in fluctuations in loan sale volume and SFAS 133 fair value adjustments.

Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10      Directors and Executive Officers of the Registrant

The information contained under the caption “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in Pelican Financial’s Proxy Statement for the annual meeting of stockholders to be held April 26, 2002 is incorporated herein by reference.

Item 11      Executive Compensation

The information contained under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12      Securities Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(b)  Security Ownership of Management.

Information required by this item is incorporated herein by reference to the section captioned “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in the Proxy Statement.

(c)  Changes in Control.

Management of Pelican Financial knows of no arrangements, including any pledge by any person of securities of Pelican Financial, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.     Certain Relationships and Related Transactions

The information contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

PART IV

Item 14.     Exhibits, List and Reports on Form 8-K

(a)           Exhibits are either attached as part of this Report or incorporated by reference herein.

Exhibit Number	Description
3.1	Certificate of Incorporation of Pelican Financial, Inc. (1)
3.2	Bylaws of Pelican Financial, Inc. (1)
4	Form of Common Stock Certificate of Pelican Financial, Inc. (1)
10.1	Employment Agreement with Michael D. Surgen (1)
10.2	Pelican Financial, Inc. Stock Option and Incentive Plan and Forms of Agreements (1)
10.3	Master Agreement between Federal National Mortgage Association and Washtenaw Mortgage Corporation dated December 21, 1998 (1)
21	Subsidiaries of the Registrant (1)
23	Consent of Crowe, Chizek and Company LLP

_________________________

(1)                                  Incorporated by reference to Exhibit bearing the same number in Pelican Financial’s Registration Statement on Form S-1, filed on April 22, 1999, as amended (Reg. No. 333-76841).

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELICAN FINANCIAL, INC.

March 25, 2002	By:	/s/ Charles C. Huffman
Charles C. Huffman
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles C. Huffman	President, Chief Executive Officer,	March 25, 2002
Charles C. Huffman	and Chairman of the Board
(Principal Executive Officer)

/s/ Howard M. Nathan	Chief Financial Officer and	March 25, 2002
Howard M. Nathan	Director
(Principal Financial and
Accounting Officer)

/s/ Raliegh E. Allen, Jr.	Director	March 25, 2002
Raliegh E. Allen, Jr.

/s/ Brenda L. Jones	Director	March 25, 2002
Brenda L. Jones

/s/ Michael L. Hogan	Director	March 25, 2002
Michael L. Hogan

/s/ Timothy J. Ryan	Director	March 25, 2002
Tim Ryan

/s/ S. Lynn Stokes	Director	March 25, 2002
S. Lynn Stokes

/s/ Michael D. Surgen	Director	March 25, 2002
Michael D. Surgen