Form 10-Q
period 2002-03-31
PELICAN FINANCIAL INC
filed 2002-05-13
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

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

734-662-9733
(Registrant’s Telephone Number, Including Area Code)

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

Common Stock Outstanding as of April 30, 2002

Common stock, $0.01 Par value                                  4,393,194 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
Cash and cash equivalents	$22,573,885	$16,884,630
Accounts receivable, net	6,581,236	7,420,360
Securities available for sale	9,674,792	5,085,142
Federal Reserve & Federal Home Loan Bank Stock	1,270,000	1,070,000
Loans held for sale	118,358,886	231,514,620
Loans receivable, net	106,158,480	94,460,119
Mortgage servicing rights, net	23,203,733	14,832,785
Other real estate owned	344,048	199,687
Premises and equipment, net	1,349,428	1,394,353
Other assets	3,911,204	1,691,898

	$293,425,692	$374,553,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$44,727,697	$36,195,274
Interest-bearing	82,218,596	67,277,136
Total deposits	126,946,293	103,472,410
Due to bank	21,068,895	32,604,902
Notes payable	39,282,501	71,980,487
Repurchase agreements	46,293,668	109,594,673
Federal Home Loan Bank borrowings	16,000,000	16,000,000
Other liabilities	12,389,543	12,717,415
Total liabilities	261,980,900	346,369,887

Commitments and contingencies

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,393,194 outstanding at March 31, 2002 and December 31, 2001	43,932	43,932
Additional paid in capital	15,187,942	15,187,942
Retained earnings	16,241,396	12,951,072
Accumulated other comprehensive income (loss), net of tax	(28,478)	761
Total shareholders’ equity	31,444,792	28,183,707

	$293,425,692	$374,553,594

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2002	2001
Interest income
Loans, including fees	$6,002,550	$5,074,011
Investment securities, taxable	111,839	99,815
Federal funds sold and overnight accounts	40,812	98,252
Total interest income	6,155,201	5,272,078

Interest expense
Deposits	891,808	1,071,685
Other borrowings	1,662,041	2,168,043
Total interest expense	2,553,849	3,239,728

Net interest income	3,601,352	2,032,350

Provision for loan losses	150,000	120,000
Net interest income after provision for loan losses	3,451,352	1,912,350

Noninterest income
Service charges on deposit accounts	40,820	23,980
Servicing income	1,269,647	572,642
Gain on sales of mortgage servicing rights and loans, net	8,836,976	3,030,070
Other income	70,281	351,766
Total noninterest income	10,217,724	3,978,458

Noninterest expense
Compensation and employee benefits	5,229,822	3,153,843
Occupancy and equipment	372,811	388,020
Telephone	147,254	144,205
Postage	144,892	150,567
Amortization of mortgage servicing rights	929,486	360,214
Mortgage servicing rights valuation adjustment	163,017	597,095
Other noninterest expense	1,690,540	747,578
Total noninterest expense	8,677,822	5,541,522

Income before income taxes and cumulative effect of change in accounting principle	4,991,254	349,286

Provision for income taxes	1,700,930	123,393

Income before cumulative effect of change in accounting principle	3,290,324	225,893

Cumulative effect of change in accounting principle, net of tax	—	(420,495)

Net income (loss)	$3,290,324	$(194,602)

Basic and diluted earnings per share before cumulative effect of change in accounting principle	$0.75	$0.06

Per share cumulative effect of change in accounting principle	—	(0.10)

Basic earnings (loss) per share	$0.75	$(0.04)

Diluted earnings (loss) per share	$0.74	$(0.04)

Comprehensive income (loss)	$3,261,085	$(179,234)

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

	2002	2001
Cash flows from operating activities
Net cash provided (used) by operating activities	$106,777,994	$(71,388,690)

Cash flows from investing activities
Loan originations, net	(11,848,361)	(5,501,697)
Proceeds from sales of mortgage servicing rights	20,694	6,752,737
Other real estate owned, net	(144,361)	(45,099)
Property and equipment expenditures, net	(74,713)	(198,357)
Purchase of securities available for sale	(5,000,000)	—
Proceeds from maturities and principal repayments of securities available for sale	219,117	2,063,483
Purchase of Federal Reserve Stock	(200,000)	—
Net cash provided (used) by investing activities	(17,027,624)	3,071,067

Cash flows from financing activities
Increase in deposits	23,473,883	10,139,279
Increase (decrease) in due to bank	(11,536,007)	22,561,897
Increase (decrease) in notes payable due on demand	(32,697,986)	17,086,840
Increase (decrease) in repurchase agreements	(63,301,005)	25,084,862
Net cash provided (used) by financing activities	(84,061,115)	74,872,878

Net change in cash and cash equivalents	5,689,255	6,555,255

Cash and cash equivalents at beginning of period	16,884,630	10,174,294

Cash and cash equivalents at end of period	$22,573,885	$16,729,549

Cash and equivalents is composed of:
Cash and demand deposits due from banks	$4,999,885	$4,383,549
Federal funds sold	17,574,000	12,346,000

Total cash and cash equivalents	$22,573,885	$16,729,549

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 — PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three month period ended March 31, 2002 and 2001, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and it’s wholly owned subsidiaries Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 — LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2002	December 31, 2001
Commercial, financial and agricultural	$662,259	$703,468
Commercial real estate	50,918,584	34,923,223
Residential real estate	52,504,945	55,951,132
Installment loans	3,049,656	3,738,512
	107,135,444	95,316,335
Deduct allowance for loan losses	(976,964)	(856,216)

Loans receivable, net	$106,158,480	$94,460,119

Activity in the allowance for loan losses for the quarters ended March 31, are as follows:

	2002	2001

Balance at beginning of period	$856,216	$507,513
Provision for loan losses	150,000	120,000
Loans charged-off	(30,850)	(65,438)
Recoveries	1,598	546

Balance at end of period	$976,964	$562,621

NOTE 4 — EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings (loss) per share.

	Three Months ended March 31, 2002	Three Months ended March 31, 2001

Basic earnings (loss) per share
Net income (loss)	$3,290,324	$(194,602)
Weighted average shares outstanding	4,393,194	4,392,094
Basic earnings (loss) per share	$0.75	$(0.04)

Diluted earnings (loss) per share
Net income (loss)	$3,290,324	$(194,602)
Weighted average shares outstanding	4,393,194	4,392,094
Dilutive effect of assumed exercise of stock options	32,810	—
Diluted average shares outstanding	4,426,004	4,392,094
Diluted earnings (loss) per share	$0.74	$(0.04)

NOTE 5 — SEGMENT INFORMATION

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

	Dollars in thousands
	Retail Banking	Mortgage Banking	Other	Consolidated Totals
Three Months Ended March 31, 2002
Net interest income	$1,519	$2,090	$(8)	$3,601
Gain on sales of MSR and loans, net	112	8,725	—	8,837
Servicing income	2	1,268	—	1,270
Noncash items:
Provision for loan losses	150	—	—	150
MSR amortization & valuation	2	1,090	—	1,092
Provision for income taxes	207	1,566	(72)	1,701
Segment profit, before cumulative effect of change in accounting principle	402	3,028	(140)	3,290
Segment assets	136,933	156,577	(84)	293,426

Three Months Ended March 31, 2001
Net interest income	$1,332	$736	$(36)	$2,032
Gain on sales of MSR and loans, net	11	3,065	(46)	3,030
Servicing income	3	570	—	573
Noncash items:
Provision for loan losses	120	—	—	120
MSR amortization & valuation	2	955	—	957
Provision for income taxes	113	58	(48)	123
Segment profit, before cumulative effect of change in accounting principle	218	100	(92)	226
Segment assets	116,956	159,669	7	276,632

NOTE 6 — NEW ACCOUNTING PRONOUNCEMENT

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes rate lock commitments intended for sale as derivatives and is effective July 1, 2002.  Subsequent to adopting this guidance on July 1, the Company will record the fair value of rate lock commitments as derivatives, and, depending on the amount and attributes of derivatives held at the time, the resulting fair value adjustments would be expected to partially or largely, offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.

Effective January 1, 2002, the Company is required to adopt a new accounting standard for goodwill and other intangible assets arising from prior and future business combinations.  Since the Company currently has no goodwill or intangible assets, the effect of this new standard is not presently expected to be material to the financial statements.

Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets.  The effect of this new standard is not presently expected to be material to the financial statements.

A new accounting standard regarding asset retirement obligations will apply for 2003.  Management does not believe this standard will have a material effect on the Company’s financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EARNINGS PERFORMANCE

Pelican Financial reported net income of $3.3 million for the quarter ended March 31, 2002 compared to a net loss of $195,000, including a $420,000 after tax charge as the result of a cumulative effect of a change in accounting principle, for the quarter ended March 31, 2001.  Diluted earnings per share was $0.74 per share compared to a loss of $0.04, per share for the three months ended March 31, 2002 and 2001 respectively.

The cumulative effect of a change in accounting principle was the result of the adoption of a new accounting standard (SFAS No. 133) that requires all derivatives to be recorded at fair value.  Unless designated as hedges, changes in these fair values will be recorded in the income statement.  Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded.  Forward contracts and Treasury options are used to manage interest rate risk on loans held for sale and the pipeline of loans in-process.  Under SFAS 133, forward contracts and Treasury options will be carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as a hedge.  The effect of SFAS 133 at January 1, 2001 was a pre-tax expense of $635,495, consisting of $689,152 of expense to record the loss on the forward contracts offset by income of $53,657 on hedged loans held for sale.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking

The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended March 31, 2002, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $402,000. For the three months ended March 31, 2001 Pelican National’s comparable net income was $218,000.  The increase in net income for the period was primarily attributable to an increase in net interest income and the increase in gain on sale of loans.

Net Interest Income

Net Interest Income was $1.5 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively.  Net interest income increased as a result of the decrease in the cost of funds.  This was due to the numerous interest rate reductions by the Federal Reserve during 2001 and the increase in custodial accounts held by Pelican National related to Washtenaw’s mortgage servicing portfolio.

Average Balance Sheet

The following tables summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended March 31,
	2002			2001
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
ASSETS
Interest-earning assets:
Federal funds sold	$9,911	$41	1.65%	$6,882	$100	5.81%
Securities	9,526	112	4.70	6,368	98	6.16
Loans held for sale	218,226	3,762	6.90	134,141	2,738	8.16
Loans receivable, net	105,804	2,240	8.47	91,494	2,336	10.21
Total interest-earning assets	343,467	6,155	7.17	238,885	5,272	8.83
Non-earning assets	28,989			21,695
Total assets	$372,456			$260,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$871	2	0.92	$1,988	11	2.21
Money market accounts	6,370	40	2.51	3,455	41	4.75
Savings deposits	10,937	88	3.22	14,468	161	4.45
Time deposits	59,757	762	5.10	52,200	859	6.58
Other borrowings	194,157	1,662	3.42	124,688	2,168	6.95
Total interest-bearing liabilities	272,092	2,554	3.75	196,799	3,240	6.59
Noninterest-bearing liabilities	69,535			43,130
Stockholders’ equity	30,829			20,651
Total liabilities and stockholders’ equity	$372,456			$260,580
Interest rate spread			3.42%			2.24%
Net interest income and net interest margin		$3,601	4.19%		$2,032	3.40%

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

Noninterest Income

Noninterest income for the three months ended March 31, 2002 was $176,000 compared to $42,000 for the same period in 2001, an increase of $134,000 or 319%.  This increase was primarily due to the sale of approximately $2.5 million in marine loans and the increase in the number of accounts at Pelican National that are eligible for service charges.  The number of accounts has grown due to normal growth and a second full service bank branch in Fort Myers, Florida being opened during 2000.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2002 was $936,000, compared to $923,000 for the same period in 2001, an increase of $13,000 or 1%. Pelican National was able to keep its noninterest expenses relatively stable while growing in size by carefully monitoring expenditures.

Mortgage Banking

The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended March 31, 2002, Pelican Financial’s net income from mortgage banking activities primarily conducted by Washtenaw totaled $3.0 million.   For the three months ended March 31, 2001 Washtenaw’s net loss was $320,000 including the cumulative effect of a change in accounting principle.  The increase in the operating income was primarily attributable to an increase in mortgage loan production as a result of the decrease in mortgage interest rates.

The volume of loans produced for the three months ended March 31, 2002 totaled $715 million as compared to $586 million for the three months ended March 31, 2001, an increase of $129 million or 22%.  The decrease in mortgage interest rates during 2001 increased the amount of loan refinancing that occurred in the first three months of 2002.  This was the result of many of the loans in the pipeline closing.

Noninterest Income

Total noninterest income for the three months ended March 31, 2002 was $10.1 million, compared to $4.0 million for the three months ended March 31, 2001, an increase of $6.1 million or 153%. This increase was primarily due to a 184% increase in the gain on sales of mortgage servicing rights and loans of $5.6 million.

The increase in gain on sale of mortgage servicing rights and loans was primarily due to an increase in the overall new loan origination volume in the first three months of 2002.  In addition, the gains on sale of mortgage servicing rights and loans was affected by the improved profit margins on each new loan origination as a result of the current interest rate environment.  The increase in new loan originations are the result of the decrease in mortgage interest rates and increased market share by Washtenaw primarily in the western part of the United States.

Loan Servicing

At March 31, 2002, Washtenaw serviced $2.2 billion of loans compared to $920.0 million at March 31, 2001, a 139% increase. The increase in the servicing portfolio is the result of Management’s decision to increase the size of its servicing portfolio during the fourth quarter of 2001 and the first quarter of 2002.   This is due to a sharp reduction in the price potential buyers of servicing are currently paying.  During the second quarter of 2002, Management intends to begin selling mortgage loan servicing rights both on a monthly basis as well as in a bulk sale.  This is intended to generate cash for Washtenaw’s operations and to limit the size, and therefore risk, in the mortgage loan servicing portfolio.

At March 31, 2002 and 2001, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization was $341,000 and $212,000 for the three months ended March 31, 2002 and 2001 respectively.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2002 was $7.5 million, compared to $4.6 million for the same period in 2001, an increase of $2.9 million or 63%. This increase was primarily due to the increase in employee compensation and benefits expenses of approximately $2.1 million, an increase in the amortization of mortgage servicing rights of $569,000 and an increase in other noninterest expense of $799,000.  The increase in employee compensation and benefits was primarily the result of an increase in performance bonuses to be paid to management that are the result of the increase in net income at Washtenaw.  The increase in amortization of mortgage servicing rights is the result of the increase in mortgage loan servicing portfolio.  The largest of component of other noninterest is the expense for foreclosure and loan repurchases.  As mortgage loan origination volume has increased during the past year, Washtenaw has seen an increase in the amount of repurchase requests and foreclosures.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At March 31, 2002, total assets of Pelican Financial equaled $293.4 million as compared to $374.6 million at December 31, 2001, a decrease of $81.2 million or 22%. This decrease is primarily due to the decrease in loans held for sale partially offset by increases in cash and cash equivalents, loans receivable and mortgage servicing rights.

Cash and Cash Equivalents

Cash and cash equivalents were $22.6 million at March 31, 2002 compared to $16.9 million at December 31, 2001. The increase of $5.7 million or 34% was primarily the result of an increase in federal funds sold of $5.2 million.  Pelican National had excess liquidity that will be used to fund loan originations in the future.   The excess liquidity was caused by increased payoffs of outstanding loans and the increase of outstanding deposit balances of Washtenaw’s custodial accounts at Pelican National.

Investment Securities

Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At March 31, 2002 and at December 31, 2001, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.  During the quarter, Pelican National purchased $5.0 million in securities.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At March 31, 2002, the market value of Pelican National’s investment portfolio totaled $10.9 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At	At
	March 31,	December 31,
	2002	2001
	(Dollars in thousands)

U. S. Government agency (1)	$4,823	$3,570
Mortgage-backed securities	4,851	1,515
Federal Reserve Bank and Federal Home
Loan Bank Stock	1,270	1,070
Total investment securities	$10,944	$6,155

Loans Held for Sale

Loans held for sale were $118.4 million at March 31, 2002 compared to $231.5 million at December 31, 2001.  This decrease of $113.1 million or 49% was caused by the decreased refinance activity at Washtenaw in the first quarter of 2002 compared to the fourth quarter of 2001.  Washtenaw sold more loans than it originated in the three months ended March 31, 2002.

Loans Receivable

Total loans receivable were $106.2 million at March 31, 2002, an increase of $11.7 million or 12% from $94.5 at December 31, 2001.  This increase resulted primarily from the purchase of approximately $17.0 million of multi- family loans by Pelican National.  This was offset by a higher level of loans that paid in full due to the declining interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	March 31, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
Real estate loans:
Residential, one to four units	$155,177	68.83%	$269,498	82.38%
Commercial and industrial real estate	45,875	20.35	32,954	10.07
Construction	4,969	2.20	3,673	1.12
Total real estate loans	206,021	91.38	306,125	93.57
Other loans:
Business, commercial	662	0.30	703	0.22
Automobile	223	0.10	245	0.08
Boat	15,702	6.96	17,821	5.45
Other consumer	2,839	1.26	2,242	0.68
Total other loans	19,426	8.62	21,011	6.43

Total gross loans	225,447	100.00%	327,136	100.00%

Unearned fees, premiums and discounts, net	47		(305)

Allowance for loan losses	(977)		(856)

Total Loans net (1)	$224,517		$325,975

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

	At March 31,		At December 31,
	2002	2001	2001
	(Dollars in thousands)
Nonaccrual loans	$2,310	$1,885	$1,893
Loans past due 90 days or more but not on nonaccrual	1,999	483	1,955
Total nonperforming loans	4,309	2,368	3,848

Other real estate owned	344	163	200
Total nonperforming assets	$4,653	$2,531	$4,048

Total nonperforming assets to total assets	1.59%	0.91%	1.08
Allowance for loan losses to nonperforming loans	22.67%	23.78%	22.25
Nonperforming loans to total assets	1.47%	0.86%	1.03

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio.  These factors include the estimated market value of the underlying collateral, the composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers’ ability to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.  As Pelican National’s provision for loan losses is based on management’s assessment of the probable incurred losses inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves.  The provision for loan losses for the three months ended March 31, 2002 was $150,000.  The provision for loan losses for the three months ended March 31, 2001 was $120,000.  The increase is due to the increase in the size of the loan portfolio and the increase in total nonperforming loans.

The allowance for loan losses represented .91% of the loans receivable outstanding as of March 31, 2002 compared with .90% of the loans receivable outstanding as of December 31, 2001.  The amount of the provision for loan losses charged to expense in each of these periods represents management’s best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses.  Such estimates were based on management’s assessment of the current general economic conditions in Pelican National’s market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National’s past collection experience.

LIABILITIES

At March 31, 2002, the total liabilities of Pelican Financial were $262.0 million as compared to $346.4 million at December 31, 2001, a decrease of $84.4 million or 24%. This decrease was primarily due to decreases in notes payable and repurchase agreements partially offset by an increase in deposits.

Deposits

Total deposits were $127.0 million at March 31, 2002 compared to $103.5 million at December 31, 2001 an increase of $23.5 million or 23%.   The primary cause of the increase was due to increased balances in the custodial accounts at Pelican National for Washtenaw’s various investors.  These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw.  The balance in these accounts typically increases as the servicing portfolio balance increases.

Due to Bank

Due to bank was $21.1 million at March 31, 2002 compared to $32.6 at December 31, 2001.  The decrease of $11.5 million or 35% was due to the decrease of mortgage loan production at Washtenaw compared to the fourth quarter in

2001.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared by the bank.

Notes Payable

Notes payable was $39.3 million at March 31, 2002 compared to $72.0 million at December 31, 2001.  This decrease of $32.7 million or 45% was primarily caused by a decrease in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements

Repurchase agreements were $46.3 million at March 31, 2002 compared to $109.6 million at March 31, 2001.  This decrease of $63.3 million or 58% in the repurchase agreements was primarily the result of a decrease in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

To date Pelican Financial has conducted no business other than managing its investments in Pelican National and Washtenaw.  Pelican Financial’s source of funds is dividends paid by Washtenaw and Pelican National. Washtenaw’s sources of funds include cash from gains on sales of mortgage loans and servicing, net interest income, servicing fees and borrowings. Washtenaw sells its mortgage loans generally on a monthly basis to generate cash for operations. Washtenaw’s uses of cash in the short-term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.  Long-term uses of cash may also include the funding of securitization activities or portfolios of loan or servicing assets.

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $90 million, of which $13.5 million represents a sublimit for servicing under contract for sale, and $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $38.1 million at March 31, 2002 and $70.7 million at December 31, 2001.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 3.25% at March 31, 2002 and December 31, 2001.  The effective interest rate on the agreements to repurchase was 2.65% at March 31, 2002 and December 31, 2001.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $21.1 million at March 31, 2002 and $32.6 million at December 31, 2001.  The decrease is the result of the decrease in mortgage lending activity during the quarter.

Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the

Currency(“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At March 31, 2002, Pelican National had a liquidity ratio of 21.47%.  Liquidity, as measured in the form of cash and cash equivalents totaled $22.6 million at March 31, 2002, an increase of $5.7 million from December 31, 2001 to March 31, 2002.  The increase is primarily the result of a $5.2 million increase in the outstanding federal funds sold at March 31, 2002.

Pelican Financial’s ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for Pelican Financial’s loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At March 31, 2002, Washtenaw had outstanding rate-lock commitments to lend $159.9 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of March 31, 2002, Washtenaw had outstanding commitments to sell $166.5 million of mortgage loans.  These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System’s (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at March 31, 2002 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at March 31, 2002 and December 31, 2001, respectively:

	Actual
	March 31, 2002		December 31, 2001
					Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized
Total Equity Capital to risk-weighted assets	13.00%	15.77%	14.29%	12.15%	8.00%	10.00%
Total Tier 1 Capital to risk-weighted assets	12.11%	15.25%	13.40%	11.77%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	9.34%	7.88%	10.21%	7.12%	4.00%	5.00%

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K.  Management believes that there has been no material change in Pelican Financial’s asset/liability position or the market value of Pelican Financial’s portfolio since December 31, 2001.

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

None

Item 5.    Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)              Exhibits

None

(b)             Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period March 31, 2002.

Pelican Financial, Inc. and Subsidiaries

Signatures

    Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	/s/ Charles C. Huffman

Charles C. Huffman
President and Chief Executive Officer

Date: May 13, 2002	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)