Form 10-Q
period 2002-06-30
PELICAN FINANCIAL INC
filed 2002-08-13
CIK 1037652

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

Or

☐	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number  000-26601

Pelican Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2298215
(State or Other Jurisdiction of Incorporation or Organization)	(IRS mployer Identification No.)

315 East Eisenhower Parkway
Ann Arbor, Michigan  48108
(Address of Principal Executive Offices)

734-662-9733
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of July 31, 2002

Common stock, $0.01 Par value …………………………….. 4,439,691 Shares

PELICAN FINANCIAL, INC.
Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$4,636,801	$2,847,105
Federal funds sold	37,879,000	2,958,000
Total cash and cash equivalents	42,515,801	5,805,105
Accounts receivable, net	8,327,295	7,420,360
Securities available for sale	6,185,753	5,085,142
Federal Reserve & Federal Home Loan Bank Stock	1,330,000	1,070,000
Loans held for sale	92,286,182	231,514,620
Loans receivable, net	100,607,897	94,460,119
Mortgage servicing rights, net	18,961,898	14,832,785
Other real estate owned	901,983	199,687
Premises and equipment, net	2,027,007	1,394,353
Other assets	2,140,878	1,691,898

	$275,284,694	$374,553,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$54,106,547	$36,195,274
Interest-bearing	77,609,927	67,277,136
Total deposits	131,716,474	103,472,410
Due to bank	17,295,230	32,604,902
Notes payable	32,189,623	71,980,487
Repurchase agreements	33,009,049	109,594,673
Federal Home Loan Bank borrowings	20,000,000	16,000,000
Other liabilities	10,503,169	12,717,415
Total liabilities	244,713,545	346,369,887

Commitments and contingencies

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding
Common stock, $.01 par value 10,000,000 shares authorized; 4,439,691 and 4,393,194 outstanding at June 30, 2002 and December 31, 2001 respectively	44,397	43,932
Additional paid in capital	15,342,080	15,187,942
Retained earnings	15,162,044	12,951,072
Accumulated other comprehensive income, net of tax	22,628	761
Total shareholders’ equity	30,571,149	28,183,707

	$275,284,694	$374,553,594

PELICAN FINANCIAL, INC.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$4,373,744	$6,398,184	$10,376,294	$11,472,195
Investment securities, taxable	180,401	92,301	292,240	192,116
Federal funds sold and overnight accounts	78,691	72,381	119,503	170,633
Total interest income	4,632,836	6,562,866	10,788,037	11,834,944

Interest expense
Deposits	850,761	996,971	1,742,569	2,068,656
Other borrowings	1,273,732	2,846,186	2,935,773	5,014,229
Total interest expense	2,124,493	3,843,157	4,678,342	7,082,885

Net interest income	2,508,343	2,719,709	6,109,695	4,752,059

Provision for loan losses	80,000	142,000	230,000	262,000

Net interest income after provision for loan losses	2,428,343	2,577,709	5,879,695	4,490,059

Noninterest income
Gain on sales of securities	50,070	—	50,070	—
Service charges on deposit accounts	31,302	23,575	72,122	47,555
Servicing income	1,649,970	606,844	2,919,617	1,179,486
Gain on sales of mortgage servicing rights and loans, net	2,956,481	7,217,725	11,793,457	10,247,795
Other income	165,623	522,578	227,506	874,344
Total noninterest income	4,853,446	8,370,722	15,062,772	12,349,180

Noninterest expense
Compensation and employee benefits	2,782,718	4,308,733	8,012,540	7,462,575
Occupancy and equipment	452,175	391,957	824,986	779,977
Telephone	141,926	160,058	289,180	304,263
Postage	134,869	171,196	279,761	321,763
Amortization of loan servicing rights	1,197,376	480,057	2,126,862	840,271
Loan servicing rights valuation adjustment	2,718,506	338,219	2,881,523	935,314
Other noninterest expense	1,482,877	1,518,784	3,165,019	2,266,363
Total noninterest expense	8,910,447	7,369,004	17,579,871	12,910,526

Income before income taxes and cumulative effect of change in accounting principle	(1,628,658)	3,579,427	3,362,596	3,928,713

Provision for income taxes	(549,306)	1,229,887	1,151,624	1,353,280

Income before cumulative effect of change in accounting principle	(1,079,352)	2,349,540	2,210,972	2,575,433

Cumulative effect of change in accounting principle, net of tax	—	—	—	(420,495)

Net income (loss)	$(1,079,352)	$2,349,540	$2,210,972	$2,154,938

Basic and diluted earnings per share before cumulative effect of change in accounting principle	$(0.24)	$0.53	$0.50	$0.59

Per share cumulative effect of change in accounting principle	—	—	—	(0.10)

Basic earnings (loss) per share	$(0.24)	$0.53	$0.50	$0.49

Diluted earnings (loss) per share	$(0.24)	$0.53	$0.49	$0.49

Comprehensive income (loss)	$(1,028,246)	$2,351,070	$2,232,839	$2,171,836

PELICAN FINANCIAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30,

	2002	2001
Cash flows from operating activities
Net cash provided (used) by operating activities	$127,989,757	$(138,277,818)

Cash flows from investing activities
Loans receivable originations, net	(6,377,778)	(16,285,341)
Proceeds from sales of mortgage servicing rights	6,176,072	20,318,471
Other real estate owned, net	(702,296)	(324,504)
Property and equipment expenditures, net	(887,440)	(394,253)
Purchase of securities available for sale	(12,000,000)	(4,560,000)
Proceeds from sales of securities available for sale	9,610,070	—
Proceeds from maturities and principal repayments of securities available for sale	1,370,279	4,128,931
Purchase of Federal Reserve Stock	(260,000)	—
Net cash provided (used) by investing activities	(3,071,093)	2,883,304

Cash flows from financing activities
Increase in deposits	28,244,064	11,466,394
Increase (decrease) in due to bank	(15,309,672)	26,353,766
Increase (decrease) in notes payable due on demand	(39,790,864)	28,786,822
Advances on Federal Home Loan Bank borrowings	4,000,000	—
Proceeds from exercise of stock options	154,603	—
Increase (decrease) in repurchase agreements	(76,585,624)	64,418,343
Net cash provided (used) by financing activities	(99,287,493)	131,025,325

Net change in cash and cash equivalents	25,631,171	(4,369,189)

Cash and cash equivalents at beginning of period	16,884,630	10,174,294

Cash and cash equivalents at end of period	$42,515,801	$5,805,105

PELICAN FINANCIAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and six months periods ended June 30, 2002 and 2001, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiaries Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2002	December 31, 2001
Commercial, financial and agricultural	$669,173	$703,468
Commercial real estate	51,428,425	34,923,223
Residential real estate	46,949,819	55,951,132
Installment loans	2,617,373	3,738,512
	101,644,790	95,316,335
Deduct allowance for loan losses	(1,056,893)	(856,216)

Loans receivable, net	$100,607,897	$94,460,119

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2002	2001

Balance at beginning of period	$976,964	$562,622
Provision for loan losses	80,000	142,000
Loans charged-off	(356)	(15,281)
Recoveries	285	938

Balance at end of period	$1,056,893	$690,279

Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2002	2001

Balance at beginning of period	$856,216	$507,513
Provision for loan losses	230,000	262,000
Loans charged-off	(31,206)	(80,719)
Recoveries	1,883	1,485

Balance at end of period	$1,056,893	$690,279

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings (loss) per share.

	Three Months ended June 30, 2002	Three Months ended June 30, 2001
Basic earnings (loss) per share
Net income (loss)	$(1,079,352)	$2,349,540
Weighted average shares outstanding	4,410,673	4,392,119
Basic earnings (loss) per share	$(0.24)	$0.53

Diluted earnings (loss) per share
Net income (loss)	$(1,079,352)	$2,349,540
Weighted average shares outstanding	4,410,673	4,392,119
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,410,673	4,392,119
Diluted earnings (loss) per share	$(0.24)	$0.53

	Six Months ended June 30, 2002	Six Months ended June 30, 2001

Basic earnings (loss) per share
Net income (loss)	$2,210,972	$2,154,938
Weighted average shares outstanding	4,401,982	4,392,119
Basic earnings (loss) per share	$0.50	$0.49

Diluted earnings (loss) per share
Net income (loss)	$2,210,972	$2,154,938
Weighted average shares outstanding	4,401,982	4,392,119
Dilutive effect of assumed exercise of stock options	65,566	—
Diluted average shares outstanding	4,467,548	4,019,308
Diluted earnings (loss) per share	$0.49	$0.49

NOTE 5 - SEGMENT INFORMATION

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

NOTE 6 - SEGMENT INFORMATION (CONTINUED)

	Dollars in thousands
Three Months Ended June 30, 2002	Retail Banking	Mortgage Banking	Other	Consolidated Totals
Net interest income	$1,577	$937	$(6)	$2,508
Gain on sales of MSR and loans, net	110	2,846	—	2,956
Servicing income	3	1,647	—	1,650
Noncash items:
Provision for loan losses	80	—	—	80
MSR amortization & valuation	3	3,913	—	3,916
Provision for income taxes	256	(765)	(40)	(549)
Segment profit/(loss), before cumulative effect of change in accounting principle	496	(1,496)	(79)	(1,079)
Segment assets	166,317	109,020	(52)	275,285

Three Months Ended June 30, 2001
Net interest income	$1,148	$1,598	$(26)	$2,720
Gain on sales of MSR and loans, net	47	7,171	—	7,218
Servicing income	—	607	—	607
Noncash items:
Provision for loan losses	142	—	—	142
MSR amortization & valuation	2	816	—	818
Provision for income taxes	71	1,211	(52)	1,230
Segment profit/(loss), before cumulative effect of change in accounting principle	136	2,316	(102)	2,350
Segment assets	118,489	220,050	(68)	338,471

	Dollars in thousands
Six Months Ended June 30, 2002	Retail Banking	Mortgage Banking	Other	Consolidated Totals
Net interest income	$3,096	$3,027	$(13)	$6,110
Gain on sales of MSR and loans, net	222	11,571	—	11,793
Servicing income	5	2,915	—	2,920
Noncash items:
Provision for loan losses	230	—	—	230
MSR amortization & valuation	5	5,003	—	5,008
Provision for income taxes	463	801	(112)	1,152
Segment profit/(loss), before cumulative effect of change in accounting principle	897	1,532	(218)	2,211
Segment assets	166,317	109,020	(52)	275,285

Six Months Ended June 30, 2001
Net interest income	$2,480	$2,334	$(62)	$4,752
Gain on sales of MSR and loans, net	57	10,237	(46)	10,248
Servicing income	2	1,177	—	1,179
Noncash items:
Provision for loan losses	262	—	—	262
MSR amortization & valuation	4	1,772	—	1,776
Provision for income taxes	184	1,269	(100)	1,353
Segment profit/(loss), before cumulative effect of change in accounting principle	353	2,416	(194)	2,575
Segment assets	118,489	220,050	(68)	338,471

NOTE 7 — NEW ACCOUNTING PRONOUNCEMENTS

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes rate lock commitments intended for sale as derivatives and is effective July 1, 2002.  Subsequent to adopting this guidance on July 1, the Company will record the fair value of rate lock commitments as derivatives, and, depending on the amount and attributes of derivatives held at the time, the resulting fair value adjustments would be expected to partially or largely, offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  Effective July 1, 2002, this guidance requires the Company to record a cumulative effect of change in accounting principle adjustment.  Pelican Financial will record an adjustment of approximately $375,000, net of tax, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

Effective January 1, 2002, the Company is required to adopt a new accounting standard for goodwill and other intangible assets arising from prior and future business combinations.  Since the Company currently has no goodwill or intangible assets, the adoption of this new standard had no effect on the financial statements.

Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets.  The adoption of this new standard had no effect on the financial statements.

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

EARNINGS PERFORMANCE

Pelican Financial reported a net loss of $1.1 million for the quarter ended June 30, 2002, a decrease of $3.4 million when compared to net income of $2.3 million for the same period in 2001.  Earning per share, basic and diluted, were a net loss of $0.24 per share compared to net income of $0.53 per share for the three months ended June 30, 2002 and 2001 respectively.  The primary cause for the net loss was the mortgage servicing right valuation adjustment of $2.7 million.  This is the result of a decrease in mortgage loan interest rates which increase the likelihood that the loans in the mortgage loan servicing portfolio would be refinanced.  Since the change occurred at the end of the quarter, Washtenaw was not able to offset the loss through the anticipated increase in mortgage loan originations.

For the six months ended June 30, 2002 Pelican Financial reported net income of $2.2 compared to $2.2 million for the same period in 2001.  The 2001 earnings include a $420,000 after tax charge as the result of a cumulative effect of change in accounting principle.  Basic earnings per share were $0.50 per share while diluted earnings per share were $0.49 for the six months ended June 30, 2002 compared to $0.49, basic and diluted, for the six months ended June 30, 2001.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking

The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended June 30, 2002, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $496,000. For the three months ended June 30, 2001 Pelican National’s comparable net income was $136,000.  For the six months ended June 30, 2002, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $897,000. For the six months ended June 30, 2001 Pelican National’s comparable net income was $353,000.

The increase in net income for both the three and six month periods was primarily attributable to an increase in net interest income and noninterest income.  This is due primarily to the increase in average loans outstanding and the sale of several  small loan packages.

Net Interest Income

Net Interest Income was $1.6 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 net interest income was $3.1 million and $2.5 million respectively.  The increase in net interest income was due primarily to an increase in the average interest bearing assets outstanding as well as a decrease in the cost of funds.  This was offset by a decrease in yield on interest earning assets.

Average Balance Sheet

The following tables summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended June 30,
	2002			2001
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
ASSETS
Interest-earning assets:
Federal funds sold	$18,626	$79	1.70%	$6,240	$72	4.62%
Securities	11,172	180	6.44	5,720	92	6.43
Loans held for sale	131,869	2,308	7.00	206,027	4,207	8.17
Loans receivable, net	104,543	2,066	7.90	100,866	2,192	8.69
Total interest-earning assets	266,210	4,633	6.96	318,853	6,563	8.23
Non-earning assets	38,471			15,431
Total assets	$304,681			$334,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$859	2	0.93	$1,049	6	2.29
Money market accounts	5,720	34	2.38	3,270	37	4.53
Savings deposits	10,778	64	2.38	17,824	78	1.75
Time deposits	61,552	751	4.88	54,308	876	6.45
Other borrowings	122,030	1,274	4.18	190,036	2,846	5.99
Total interest-bearing liabilities	200,939	2,125	4.23	266,487	3,843	5.77
Noninterest-bearing liabilities	72,001			45,531
Stockholders’ equity	31,741			22,266
Total liabilities and stockholders’ equity	$304,681			$334,284
Interest rate spread			2.73%			2.46%
Net interest income and net interest margin		$2,508	3.77%		$2,720	3.41%

	Six months ended June 30,
	2002			2001
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
ASSETS
Interest-earning assets:
Federal funds sold	$14,292	$120	1.68%	$6,560	$171	5.21%
Securities	9,359	292	6.24	6,015	192	6.38
Loans held for sale	174,809	6,071	6.95	170,283	6,945	8.16
Loans receivable, net	105,170	4,305	8.19	96,206	4,527	9.41
Total interest-earning assets	303,630	10,788	7.11	279,064	11,835	8.48
Non-earning assets	34,747			18,572
Total assets	$338,377			$297,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$865	4	0.92	$1,516	17	2.24
Money market accounts	6,043	74	2.45	3,362	78	4.64
Savings deposits	10,857	152	2.80	16,155	239	2.96
Time deposits	60,660	1,512	4.99	53,260	1,735	6.52
Other borrowings	157,873	2,936	3.72	158,895	5,014	6.31
Total interest-bearing liabilities	236,298	4,678	3.96	233,188	7,083	6.07
Noninterest-bearing liabilities	70,789			42,990
Stockholders’ equity	31,290			21,458
Total liabilities and stockholders’ equity	$338,377			$297,636
Interest rate spread			3.15			2.41
Net interest income and net interest Margin		$6,110	4.02%		$4,752	3.41%

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

Noninterest Income

Noninterest income for the three months ended June 30, 2002 was $211,000, compared to $78,000 for the same period in 2001, an increase of $133,000 or 171%.  This increase was primarily due to the increase in net gains on sales of mortgage servicing rights and loans and the gain on sale of securities.   The gain on sales of mortgage servicing rights and loans increased from $47,000 for the three months ended June 30, 2001, to $110,000 for the same period of 2002, an increase of $63,000, or 134%.  The gain on sale of securities was $50,000 for the three months ended June 30, 2002 compared with zero in the prior year.  Management was able to take advantage of interest rate fluctuations during the quarter and sell a portion of its investment portfolio.

For the six months ended June 30 2002, noninterest income was $387,000 compared to $121,000 for the same period in 2001.  The increase of $266,000, or 220%, was primarily the result of an increase in gain on sale of mortgage servicing rights and loans of $166,000.  The increase in the gain on sale of mortgage servicing right and loans is due to the sale of several small marine loan packages.  In addition, service charges on deposit accounts increased $22,000 resulting from the increase in number of deposit accounts.  The gain on sale of securities was $50,000 for the six months ended June 30, 2002 compared with zero in the prior year.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2002 was $957,000, compared to $878,000 for the same period in 2001, an increase of $79,000 or 9%. This increase was primarily due to the following; increases in compensation and employee benefits of $77,000 or 20%.  The increases were the result of expenses related to additional support staff hired due to the growth of the bank.

For the six months ended June 30 2002, noninterest expense was $1.9 million compared to $1.8 million for the same period in 2001.  The increase of $100,000 or 6% was also attributable to the aforementioned expense incurred as a result of the overall growth of the bank.

Mortgage Banking

The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended June 30, 2002, Pelican Financial’s net loss from mortgage banking activities primarily conducted by Washtenaw totaled $1.5 million. For the three months ended June 30, 2001 Washtenaw’s comparable net income was $2.3 million.  For the six months ended June 30, 2002, the net income from mortgage banking activities totaled $1.5 million compared to net income of $2.0 million for the same period in 2001. The decrease in the net income for both periods was primarily attributable to an increase in the loan servicing rights valuation adjustment and other noninterest expenses.

The volume of loans produced for the three months ended June 30, 2002 totaled $492 million as compared to $840 million for the three months ended June 30, 2001, a decrease of $348 million or 41%.  For the six months ended June 30, loan production totaled $1.2 billion and $1.4 billion for 2002 and 2001 respectively.  This represents a decrease of $200 million or 14%.  While mortgage interest rates remained low, it appears that the quantity of people who are willing and able to refinance has decreased due to the extended period of historically low mortgage interest rates.

Noninterest Income

Total noninterest income for the three months ended June 30, 2002 was $4.6 million, compared to $8.3 million for the three months ended June 30, 2001, a decrease of $3.7 million or 44%. This decrease was primarily due to a 62% decrease in the gain on sales of mortgage servicing rights and loans of $4.4 million.  This was offset by an increase of $1.0 million in servicing income.  For the six months ended June 30, 2002 noninterest income was $14.7 million, compared to $12.3 million for the six months ended June 30, 2001, an increase of $2.4 million or 20%. This increase was primarily due to the increase in the gain on sales of mortgage servicing rights and loans and servicing income.

The decrease in noninterest income for the three months ended was primarily due to the decrease in new loan originations during the quarter ended June 30, 2002.  The increase in gain on sale of mortgage servicing rights and loans for the six month period was primarily due to an increase in profit margins on each new loan origination during 2002.  This was particularly true in the first quarter of 2002.  The increase in servicing income is the result of the increase in size of the mortgage loan servicing portfolio.

Loan Servicing

At June 30, 2002 and 2001, Washtenaw serviced $2.4 and $1.1 billion of loans.  Washtenaw has retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.   This includes both fixed and variable rate conventional loans as well loans insured by the Government National Mortgage Association.  At June 30, 2002 and 2001, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.

Service fee income, net of amortization, was $452,000 and $129,000 for the three months ended June 30, 2002 and 2001 respectively.  For the six months ended June 30, 2002 and 2001, service fee income net of amortization was $793,000 and $341,000 respectively.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2002 was $7.8 million, compared to $6.4 million for the same period in 2001, an increase of $1.4 million or 22%. This increase was primarily due to the increase in loan servicing right valuation adjustment of $2.4 million and the increase in amortization of loan servicing right of $716,000.  These were offset by the decrease in employee compensation and benefits expenses of approximately $1.6 million.  The decrease in employee compensation and benefits was primarily the result of a decrease in personnel and overtime as well as a decrease in total commissions paid to the existing sales force as a result of the decrease in new loan originations.  Washtenaw’s sales force is comprised primarily of commission based business consultants who are paid a percentage of the loan production from their customers.  The mortgage servicing rights valuation adjustment increased due to the decrease in mortgage interest rates.  As mortgage interest rates drop, the value of the mortgage servicing rights asset decreases because of the higher likelihood the loans will be refinanced.  The increase in amortization expense was the result of the growth in the mortgage loan servicing portfolio.

For the six months ended June 30, 2002 and 2001, noninterest expense was $15.4 million and $10.9 million, a difference of $4.5 million between the comparable periods.  As previously discussed, the mortgage servicing rights valuation adjustment increased $1.9 due to the decrease in mortgage interest rates.  In addition, amortization of loan servicing rights increased by $1.3 million due to the increase in the mortgage loan servicing portfolio

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At June 30, 2002, total assets of Pelican Financial equaled $275.3 million as compared to $374.6 million at December 31, 2001, a decrease of $99.3 million or 27%. This decrease is primarily due to the decrease in loans held for sale, offset by increases in loans receivable, loan servicing rights and cash and cash equivalents.

Cash and Cash Equivalents

Cash and cash equivalents were $42.5 million at June 30, 2002 compared to $16.9 million at December 31, 2001. The increase of $25.6 million or 151% was primarily the result of an increase in federal funds sold of $23.8 million.  The increase is the result of the increase in the balance of custodial accounts related to the mortgage loan servicing portfolio at Washtenaw.  These custodial accounts are maintained at Pelican National.  In addition, the increase occurred due to additional Federal Home Loan Bank Borrowings and increased loan prepayments at Pelican National.

Investment Securities

Pelican National utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities.  Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At June 30, 2002 and at December 31, 2001, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At June 30, 2002, the market value of Pelican National’s investment portfolio totaled $7.5 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At June 30, 2002	At December 31, 2001

	(Dollars in thousands)

U. S. Government agency	$5,014	$570
Mortgage-backed securities	1,172	1,515
Federal Reserve Bank and Federal Home Loan Bank Stock.	1,330	1,070
Total investment securities	$7,516	$6,155

Loans Held for Sale

Loans held for sale were $92.3 million at June 30, 2002 compared to $231.5 million at December 31, 2001.  This decrease of $139.2 million or 60% was caused by the decreased refinance activity at Washtenaw resulting from the increase in mortgage interest rates.  At the end of the second quarter, there was a significant decrease in mortgage interest rates which management believes may result in increased mortgage origination activity.

Loans Receivable

Total loans receivable were $100.6 million at June 30, 2002, an increase of $6.1 million or 6% from $94.5 million at December 31, 2001.  This increase resulted primarily from increases in commercial, residential real estate and boat lending production at Pelican National.  This was offset by a higher level of loans that paid in full due to the declining interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	June 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
Real estate loans:
Residential, one to four units	$124,944	64.43%	$269,498	82.38%
Commercial and industrial real estate	46,613	24.04	32,954	10.07
Construction	4,762	2.46	3,673	1.12
Total real estate loans	176,319	90.93	306,125	93.57
Other loans:
Business, commercial	669	0.35	703	0.22
Automobile	202	0.10	245	0.08
Boat	14,298	7.37	17,821	5.45
Other consumer	2,416	1.25	2,242	0.68
Total other loans	17,585	9.07	21,011	6.43
Total gross loans	193,904	100.00%	327,136	100.00%

Unearned fees, premiums and discounts, net	47		(305)

Allowance for loan losses	(1,057)		(856)

Total Loans net (1)	$192,894		$325,975

(1)     Includes loans held for sale and loans receivable, net

Mortgage Servicing Rights

Total mortgage servicing rights were $19.0 million at June 30, 2002, an increase of $4.2 million or 28% from $14.8 million at December 31, 2001.  Washtenaw has retained the servicing rights on a portion of current mortgage loan production.  A portion of the increase relates to the volume of loans sold in June, for which the related servicing rights are recorded as an asset until sale in July under a flow sale agreement.  The increase was offset by an impairment valuation adjustment that resulted from a significant decrease in mortgage interest rates at the end of the quarter ended June 30, 2002.  This charge was due to an increase in expected prepayment speed which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.

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

	At June 30,		At December 31,
	2002	2001	2001
	(Dollars in thousands)
Nonaccrual loans	$2,354	$1,232	$1,893
Loans past due 90 days or more but not on nonaccrual	1,010	483	1,955
Total nonperforming loans	3,364	1,715	3,848

Other real estate owned	902	442	200
Total nonperforming assets	$4,266	$2,157	$4,048

Total nonperforming assets to total assets	1.54%	0.64%	1.08%
Allowance for loan losses to nonperforming loans	31.42%	40.23%	22.25%
Nonperforming loans to total assets	1.22%	0.51%	1.03%

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio.  These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers’ ability to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.  As Pelican National’s provision for loan losses is based on management’s assessment of the probable incurred losses inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves.  The provision for loan losses for the three months ended June 30, 2002 was $80,000 compared to $142,000 for the three months ended June 30, 2001.  The provision for loan losses for the six months ended June 30, 2002 was $230,000.  The provision for loan losses for the six months ended June 30, 2001 was $262,000.  The reduction in provision is attributable to a decline in the growth of the loan portfolio in the respective three and six month periods.

The allowance for loan losses represented 1.03% of the loans receivable outstanding as of June 30, 2002 compared with .90% of the loans receivable outstanding as of December 31, 2001.  The amount of the provision for loan losses charged to expense in each of these periods represents management’s best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses.  Such estimates were based on management’s assessment of the current general economic conditions in Pelican National’s market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National’s past collection experience.

LIABILITIES

At June 30, 2002, the total liabilities of Pelican Financial were $244.7 million as compared to $346.3 million at December 31, 2001, a decrease of $101.6 million or 29%. The decrease was primarily due to decreases in due to bank, notes payable and repurchase agreements offset by and increase in deposits.

Deposits

Total deposits were $131.7 million at June 30, 2002 compared to $103.5 million at December 31, 2001 an increase of $28.2 million or 27%.  The primary cause of the increase was due to increased balances in the custodial accounts at Pelican National for Washtenaw’s various investors.  These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw.  The balance in these accounts typically increase as the balance in loans held for sale increases or the size of the loan servicing portfolio increases.

Due to Bank

Due to bank was $17.3 million at June 30, 2002 compared to $32.6 million at December 31, 2001.  The decrease of $15.3 million or 47% was due to the decrease of mortgage loan production at Washtenaw.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable

Notes payable was $32.2 million at June 30, 2002 compared to $72.0 million at December 31, 2001.  This decrease of $39.8 million or 55% was primarily caused by a decrease in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements

Repurchase agreements were $33.0 million at June 30, 2002 compared to $109.6 million at December 31, 2001.  This decrease of $76.6 million or 70% in the repurchase agreements was primarily the result of a decrease in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $90 million, of which $13.5 million represents a sublimit for servicing under contract for sale, and $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $31.1 million at June 30, 2002 and $70.7 million at December 31, 2001.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 3.25% at June 30, 2002 and at December 31, 2001.  The effective interest rate on the agreements to repurchase was 2.65% at June 30, 2002 and December 31, 2001.

Washtenaw originates its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $17.3 million at June 30, 2002 and $32.6 million at December 31, 2001.  The decrease is the result of the decrease in mortgage lending activity during the period.

Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At June 30, 2002, Pelican National had a liquidity ratio of 30.6%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and Federal Funds Sold and dividing by its’ total liabilities.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At June 30, 2002, Washtenaw had outstanding rate-lock commitments to lend $117.1 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of June 30, 2002, Washtenaw had outstanding commitments to sell $118.9 million of mortgage loans.  These commitments usually are funded within 90 days.

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

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at June 30, 2002 and December 31, 2001, respectively:

	Actual
	June 30, 2002		December 31, 2001		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized
Total Equity Capital to risk-weighted assets	13.56%	16.83%	14.29%	12.15%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	12.59%	16.23%	13.40%	11.77%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	8.90%	9.46%	7.88%	7.12%	4.00%	5.00%

Item 3:   Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K.  Management believes that there has been no material change in Pelican Financial’s quantitative and qualitative disclosures about market risk since December 31, 2001.

Part II. Other Information

Item 1.   Legal Proceedings

There has been no material changes to the pending legal proceedings to which Pelican Financial is a party since the filing of the registrants Form 10-K.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

Pelican Financial held its 2002 Annual Meeting of Shareholders on April 26, 2002.  The following directors were elected at the annual meeting to serve a three year term.

	For	Against	Abstentions
Raleigh E. Allen	3,982,440	115,730	0
Timothy J. Ryan	3,982,440	115,730	0
S. Lynn Stokes	3,982,440	115,730	0

A vote was taken to ratify the appointment of Crowe Chizek and Company, LLP as independent auditors for the fiscal year ending December 31, 2002.  The appointment was approved by the following votes:  4,090,213 for, zero against, and 7,957 abstained.

Item 5.   Other Information

                None

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

None

(b)         Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period June 30, 2002.

Pelican Financial, Inc. and Subsidiaries

Signatures

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.  Each of the undersigned signatures certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

                (1)           This Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                (2)           The information contained in this Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Date: August 13, 2002	/s/ Charles C. Huffman
Charles C. Huffman President and Chief Executive Officer

Date: August 13, 2002	/s/ Howard M. Nathan
Howard M. Nathan Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)