Form 10-Q
period 2002-09-30
PELICAN FINANCIAL INC
filed 2002-11-13
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of October 31, 2002

Common stock, $0.01 Par value	4,440,241 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$7,552,562	$2,791,630
Federal funds sold	49,380,781	14,093,000
Total cash and cash equivalents	56,933,343	16,884,630
Accounts receivable, net	6,950,846	7,420,360
Securities available for sale	2,071,469	5,085,142
Federal Reserve & Federal Home Loan Bank Stock	1,330,000	1,070,000
Loans held for sale	153,896,944	231,514,620
Loans receivable, net	103,812,837	94,460,119
Mortgage servicing rights, net	13,665,628	14,832,785
Other real estate owned	1,935,914	199,687
Premises and equipment, net	2,080,781	1,394,353
Other assets	2,161,407	1,691,898

	$344,839,169	$374,553,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$71,907,801	$36,195,274
Interest-bearing	78,700,651	67,277,136
Total deposits	150,608,452	103,472,410
Due to bank	27,803,469	32,604,902
Notes payable	45,464,111	71,980,487
Repurchase agreements	55,549,370	109,594,673
Federal Home Loan Bank borrowings	18,000,000	16,000,000
Other liabilities	17,616,456	12,717,415
Total liabilities	315,041,858	346,369,887

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding Common stock, $.01 par value 10,000,000 shares authorized; 4,440,241 and 4,393,194 outstanding at September 30, 2002 and December 31, 2001, respectively	44,402	43,932
Additional paid in capital	15,345,573	15,187,942
Retained earnings	14,391,665	12,951,072
Accumulated other comprehensive income net of tax	15,671	761
Total shareholders’ equity	29,797,311	28,183,707

	$344,839,169	$374,553,594

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$4,872,986	$6,091,915	$15,249,280	$17,564,110
Investment securities	85,206	115,215	377,446	307,331
Federal funds sold and overnight accounts	112,174	16,551	231,677	187,184

Total interest income	5,070,366	6,223,681	15,858,403	18,058,625

Interest expense
Deposits	845,392	971,508	2,587,961	3,040,164
Other borrowings	1,485,750	2,362,177	4,421,523	7,376,406
Total interest expense	2,331,142	3,333,685	7,009,484	10,416,570

Net interest income	2,739,224	2,889,996	8,848,919	7,642,055

Provision for loan losses	40,000	150,000	270,000	412,000

Net interest income after provision for loan losses	2,699,224	2,739,996	8,578,919	7,230,055

Noninterest income
Gain on sales of securities	22,698	—	72,768	—
Service charges on deposit accounts	38,602	28,606	110,724	76,161
Servicing income	1,621,425	670,607	4,541,042	1,850,093
Gain on sales of mortgage servicing rights and loans, net	5,680,457	5,360,481	17,473,914	15,608,276
Other income	310,470	352,510	530,092	1,226,854
Total noninterest income	7,673,652	6,412,204	22,728,540	18,761,384

Noninterest expense
Compensation and employee benefits	3,236,691	4,445,909	11,249,231	11,908,484
Occupancy and equipment	550,028	424,155	1,375,014	1,204,132
Telephone	138,210	117,686	427,390	421,949
Postage	155,159	158,604	434,920	480,367
Amortization of mortgage servicing rights	1,137,893	569,054	3,264,755	1,409,325
Mortgage servicing rights valuation adjustment	5,009,077	680,064	7,890,600	1,615,378
Other noninterest expense	1,494,938	1,497,114	4,652,073	3,763,477
Total noninterest expense	11,721,996	7,892,586	29,293,983	20,803,112

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,349,120)	1,259,614	2,013,476	5,188,327

Provision for income taxes	(431,654)	425,159	719,970	1,778,439

Income (loss) before cumulative effect of change in accounting principle	(917,466)	834,455	1,293,506	3,409,888

Cumulative effect of change in accounting principle, net of tax	413,449	—	413,449	(420,495)

Net income (loss)	$(504,017)	$834,455	$1,706,955	$2,989,393

Basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(0.20)	$0.19	$0.29	$0.76

Per share cumulative effect of change in accounting principle	0.09	—	0.09	(0.09)

Basic and diluted earnings (loss) per share	$(0.11)	$0.19	$0.38	$0.67

Comprehensive income (loss)	$(510,974)	$872,537	$1,721,865	$3,044,373

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

	2002	2001
Cash flows from operating activities
Net cash provided (used) by operating activities	$74,273,402	$(88,723,853)

Cash flows from investing activities
Loans receivable originations, net	(9,622,718)	(18,018,676)
Proceeds from sales of mortgage servicing rights	11,692,926	35,244,666
Other real estate owned, net	(1,736,227)	(112,981)
Property and equipment expenditures, net	(1,084,529)	(648,485)
Purchase of securities available for sale	(12,000,000)	(4,560,000)
Proceeds from sales of securities available for sale	10,743,143	—
Proceeds from maturities and principal repayments of securities available for sale	4,378,047	4,251,151
Purchase of Federal Reserve Stock	(260,000)	(100,000)
Net cash provided by investing activities	2,110,642	16,055,675

Cash flows from financing activities
Increase in deposits	47,136,042	12,081,884
Increase (decrease) in due to bank	(4,801,433)	13,816,832
Increase (decrease) in notes payable	(26,516,376)	25,979,870
Advances on Federal Home Loan Bank borrowings	4,000,000	2,000,000
Repayment on Federal Home Loan Bank borrowings	(2,000,000)	—
Exercise of stock options	158,101	3,586
Cash dividends	(266,362)	—
Increase (decrease) in repurchase agreements	(54,045,303)	15,943,318
Net cash provided (used) by financing activities	(36,335,331)	69,825,490

Net change in cash and cash equivalents	40,048,713	(2,842,688)

Cash and cash equivalents at beginning of period	16,884,630	10,174,294

Cash and cash equivalents at end of period	$56,933,343	$7,331,606

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2002 and 2001, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiaries Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform with the current presentation.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2002	December 31, 2001
Commercial, financial and agricultural	$882,395	$703,468
Commercial real estate	58,381,616	34,923,223
Residential real estate	42,946,845	55,951,132
Installment loans	2,689,006	3,738,512
	104,899,862	95,316,335
Deduct: allowance for loan losses	(1,087,025)	(856,216)

Loans receivable, net	$103,812,837	$94,460,119

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2002	2001

Balance at beginning of period	$1,056,893	$690,279
Provision for loan losses	40,000	150,000
Loans charged-off	(15,861)	(68,270)
Recoveries	5,993	—

Balance at end of period	$1,087,025	$772,009

Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

	2002	2001

Balance at beginning of period	$856,216	$507,513
Provision for loan losses	270,000	412,000
Loans charged-off	(47,067)	(148,989)
Recoveries	7,876	1,485

Balance at end of period	$1,087,025	$772,009

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months ended September 30, 2002	Three Months ended September 30, 2001

Basic earnings (loss) per share
Net income (loss)	$(504,017)	$834,455
Weighted average shares outstanding	4,440,172	4,392,192
Basic earnings (loss) per share	$(0.11)	$0.19

Diluted earnings (loss) per share
Net income (loss)	$(504,017)	$834,455
Weighted average shares outstanding	4,440,172	4,392,192
Dilutive effect of assumed exercise of stock options	—	8,200
Diluted average shares outstanding	4,440,172	4,440,392
Diluted earnings (loss) per share	$(0.11)	$0.19

	Nine Months ended September 30, 2002	Nine Months ended September 30, 2001
Basic earnings per share
Net income	$1,706,955	$2,989,393
Weighted average shares outstanding	4,416,791	4,392,144
Basic earnings per share	$0.38	$0.67

Diluted earnings per share
Net income	$1,706,955	$2,989,393
Weighted average shares outstanding	4,416,791	4,392,144
Dilutive effect of assumed exercise of stock options	54,889	8,200
Diluted average shares outstanding	4,471,680	4,400,344
Diluted earnings per share	$0.38	$0.67

NOTE 5 - SEGMENT INFORMATION

Pelican Financial’s operations include two primary segments: mortgage banking and retail banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 41 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.  The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples, San Carlos and Fort Myers, Florida.

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

	Retail Banking	Mortgage Banking	Other	Consolidated Totals
	Dollars in thousands
Three Months Ended September 30, 2002
Net interest income	$1,703	$1,041	$(5)	$2,739
Gain on sales of MSR and loans, net	122	5,558	—	5,680
Servicing income	2	1,619	—	1,621
Noncash items:
Provision for loan losses	40	—	—	40
MSR amortization & valuation	2	6,145	—	6,147
Provision for income taxes	265	(661)	(36)	(432)
Segment profit/(loss), before cumulative effect of change in accounting principle	514	(1,361)	(70)	(917)
Segment assets	183,778	165,703	(4,642)	344,839

Three Months Ended September 30, 2001
Net interest income	$1,298	$1,613	$(21)	$2,890
Gain on sales of MSR and loans, net	27	5,334	—	5,361
Servicing income	1	670	—	671
Noncash items:
Provision for loan losses	150	—	—	150
MSR amortization & valuation	2	1,247	—	1,249
Provision for income taxes	107	352	(34)	425
Segment profit/(loss), before cumulative effect of change in accounting principle	206	695	(67)	834
Segment assets	121,343	158,004	(44)	279,303

Nine Months Ended September 30, 2002

Net interest income	$4,799	$4,068	$(18)	$8,849
Gain on sales of MSR and loans, net	345	17,129	—	17,474
Servicing income	6	4,535	—	4,541
Noncash items:
Provision for loan losses	270	—	—	270
MSR amortization & valuation	7	11,148	—	11,155
Provision for income taxes	728	140	(148)	720
Segment profit/(loss), before cumulative effect of change in accounting principle	1,411	171	(288)	1,294
Segment assets	183,778	165,703	(4,642)	344,839

Nine Months Ended September 30, 2001
Net interest income	$3,778	$3,948	$(84)	$7,642
Gain on sales of MSR and loans, net	84	15,570	(46)	15,608
Servicing income	3	1,847	—	1,850
Noncash items:
Provision for loan losses	412	—	—	412
MSR amortization & valuation	6	3,018	—	3,024
Provision for income taxes	291	1,621	(134)	1,778
Segment profit/(loss), before cumulative effect of change in accounting principle	559	3,112	(261)	3,410
Segment assets	121,343	158,004	(44)	279,303

NOTE 6 –NEW ACCOUNTING PRONOUNCEMENT

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and is effective July 1, 2002.  Upon adopting this guidance on July 1, the Company recorded the fair value of rate lock commitments as derivatives, and the amount of the resulting fair value adjustments largely offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  Effective July 1, 2002, this guidance required the Company to record a cumulative effect of change in accounting principle adjustment.  Pelican Financial recorded an adjustment of $413,000, net of tax, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

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

EARNINGS PERFORMANCE

Pelican Financial reported a net loss of $504,000 for the quarter ended September 30, 2002, a decrease of $1.3 million when compared to net income of $834,000 for the same period in 2001.  Earnings per share, basic and diluted, were a net loss of  $0.11 per share compared to net income of $0.19 per share for the three months ended September 30, 2002 and 2001 respectively.

For the nine months ended September 30, 2002 Pelican Financial reported net income of $1.7 million compared to $3.0 million for the same period in 2001.  This includes a $413,000 after tax credit in 2002 compared to a $420,000 charge in 2001 as the result of cumulative effects of changes in accounting principles.  Earnings per share, basic and diluted, were $0.38 per share compared to $0.67 for the nine months ended September 30, 2002 and 2001 respectively.

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and is effective July 1, 2002.  Upon adopting this guidance on July 1, the Company recorded the fair value of rate lock commitments as derivatives, and the amount of the resulting fair value adjustments largely offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  Effective July 1, 2002, this guidance required the Company to record a cumulative effect of change in accounting principle adjustment.  Pelican Financial recorded an adjustment of $413,000, net of tax, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking

The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended September 30, 2002, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $514,000. For the three months ended September 30, 2001 Pelican National’s comparable net income was $206,000.  For the nine months ended September 30, 2002, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $1.4 million. For the nine months ended September 30, 2001 Pelican National’s comparable net income was 559,000.

The increase in net income for both the three and nine month periods was primarily attributable to an increase in net interest income and noninterest income offset by an increase in noninterest expense.

Net Interest Income

Net Interest Income was $1.7 million and $1.3 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 net interest income was $4.8 million and $3.8 million respectively.  The increase in net interest income was due primarily to an increase in the average interest bearing assets outstanding and a reduction in the cost of new funding sources.  This was offset by a decrease in yield on interest earning assets.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended September 30,
	2002			2001
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$25,420	$112	1.76%	$1,784	$17	3.81%
Securities	5,474	85	6.21	7,265	115	6.33
Loans held for sale	152,061	2,729	7.18	191,031	3,726	7.80
Loans receivable, net	119,589	2,144	7.17	105,026	2,366	9.01
Total interest-earning assets	302,544	5,070	6.70	305,106	6,224	8.16
Non-earning assets	24,926			19,249
Total assets	$327,470			$324,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$847	2	0.94	$667	4	2.40
Money market accounts	5,501	32	2.33	4,092	37	3.62
Savings deposits	12,510	77	2.46	8,214	90	4.38
Time deposits	61,764	734	4.75	53,890	841	6.24
Other borrowings	138,474	1,486	4.29	184,349	2,362	5.13
Total interest-bearing liabilities	219,096	2,331	4.26	251,212	3,334	5.31
Noninterest-bearing liabilities	77,610			48,460
Stockholders’ equity	30,764			24,683
Total liabilities and stockholders’ equity	$327,470			$324,355
Interest rate spread			2.45%			2.85%
Net interest income and net interest margin		$2,739	3.62%		$2,890	3.79%

	Nine months ended September 30,
	2002			2001
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$18,042	$232	1.71%	$4,950	$187	5.04%
Securities	8,050	377	6.24	6,437	307	6.36
Loans held for sale	159,918	8,813	7.35	177,275	10,672	8.03
Loans receivable, net	116,612	6,436	7.36	99,419	6,892	9.24
Total interest-earning assets	302,622	15,858	6.99	288,081	18,058	8.36
Non-earning assets	37,779			18,559
Total assets	$340,401			$306,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$865	6	0.92	$1,230	20	2.17
Money market accounts	6,043	106	2.34	3,608	115	4.25
Savings deposits	10,857	229	2.81	13,479	329	3.25
Time deposits	60,660	2,247	4.94	53,472	2,576	6.42
Other borrowings	157,873	4,421	3.73	130,545	7,376	7.53
Total interest-bearing liabilities	236,298	7,009	3.95	202,334	10,416	6.86
Noninterest-bearing liabilities	72,987			81,761
Stockholders’ equity	31,116			22,545
Total liabilities and stockholders’ equity	$340,401			$306,640
Interest rate spread			3.04			1.50
Net interest income and net interest Margin		$8,849	3.90%		$7,642	3.54%

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

Noninterest Income

Noninterest income for the three months ended September 30, 2002 was $211,000, compared to $66,000 for the same period in 2001, an increase of $145,000 or 220%.  For the nine months ended September 30, 2002, noninterest income was $587,000 compared to $187,000 for the same period in 2001.  The increase of $400,000, or 214%, was primarily the result of an increase in gain on sale of mortgage servicing rights and loans, securities gains and service charges on deposit accounts.  The increase in gain on sale of loans is primarily attributable to the sale of marine loans of approximately two to three million each quarter.  The increased income from service charges on deposit accounts is the function of the growth of the bank.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2002 was $1.1 million, compared to $901,000 for the same period in 2001, an increase of approximately $200,000 or 22%. This increase was primarily due to the following; increases in compensation and employee benefits of $167,000 or 39% and occupancy and equipment expense of $26,000 or 16%.  The increases were the result of expenses related to additional support staff hired due to the growth of the bank and additional expenditures to prepare for the opening of Pelican National’s third branch in San Carlos, Florida.

For the nine months ended September 30, 2002, noninterest expense was $3.0 million compared to $2.7 million for the same period in 2001.  The increase of $300,000 or 11% was also attributable to the aforementioned expenses incurred as a result of the overall growth of the bank.

Mortgage Banking

The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended September 30, 2002, Pelican Financial’s net loss from mortgage banking activities primarily conducted by Washtenaw totaled $948,000. For the three months ended September 30, 2001 Washtenaw’s comparable net income was $695,000.  For the nine months ended September 30, 2002, the net income from mortgage banking activities totaled $584,000 compared to net income of $2.7 million for the same period in 2001. The decrease in the net income for both periods was primarily attributable to valuation adjustments on the mortgage  loan servicing rights portfolio.

The volume of loans produced for the three months ended September 30, 2002 totaled $598.4 million as compared to $688.0 million for the three months ended September 30, 2001, a decrease of $89.6 million or 13%.  For the nine months ended September 30, loan production totaled $1.8 billion and $2.1 billion for 2002 and 2001 respectively.  This represents a decrease of $300.0 million or 14%.  The current economic environment provides lower interest rates than during the prior year, and as a result management anticipates strong fourth quarter loan production.

Noninterest Income

Total noninterest income for the three months ended September 30, 2002 was $7.5 million, compared to $6.4 million for the three months ended September 30, 2001, an increase of $1.1 million or 17%. This increase was primarily due to a 142% increase in servicing income of $1.0 million.  For the nine months ended September 30, 2002 noninterest income was $22.2 million, compared to $18.6 million for the nine months ended September 30, 2001, an increase of $3.6 million or 19%. This increase was primarily due to a 145% increase in servicing income of $2.7 million.  The increase in servicing income was primarily due to an increase in the mortgage loan servicing portfolio.

Loan Servicing

At September 30, 2002 and 2001, Washtenaw serviced $2.1 billion and $984.2 million of loans respectively.  Washtenaw has retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.  This includes both fixed and variable rate conventional loans as well loans insured by the Government National Mortgage Association.  However, the rapid decrease in residential mortgage rates has resulted in loans running off at a higher rate than anticipated originally.  This is reflected in the valuation adjustment recorded by Washtenaw.  Mortgage loan unpaid principal runoff was approximately $155 million and $45 million for the three months ended September 30, 2002 and 2001, respectively.  This reflects both the increase in the mortgage loan servicing portfolio and low mortgage loan interest rates currently available.

Washtenaw does not currently use any hedges on its mortgage loan servicing portfolio, as management believes that current mortgage loan production and an aggressive retention program will serve to limit its exposure to declining interest rates.  In general, servicing right values tend to decline in a falling interest rate environment and increase in a rising interest rate environment.  Management cannot predict future market interest rate levels or the magnitude of future servicing valuation adjustments; however, the potential for further impairment charges exist depending on the mortgage interest rate environment.

Service fee income, net of amortization, was $484,000 and $103,000 for the three months ended September 30, 2002 and 2001 respectively.  For the nine months ended September 30, 2001 and 2000, service fee income net of amortization was $1.3 million and $444,000 respectively.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2002 was $10.5 million, compared to $6.9 million for the same period in 2001, an increase of $3.6 million or 52%. This increase was primarily due to the increase in the mortgage servicing rights valuation adjustment of $4.3 million offset set by a decrease in compensation and employee benefits cost of $1.4 million.  The mortgage servicing rights valuation adjustment increased due to the decrease in mortgage interest rates.  As mortgage interest rates drop, the value of the mortgage servicing rights asset decreases because of the higher likelihood the loans will be refinanced. The decrease in employee compensation and benefits was primarily the result of a reduction in management bonus compensation.  Due to the financial performance of Washtenaw during the third quarter, management did not earn any bonus compensation.

For the nine months ended September 30, 2002 and 2001, noninterest expense was $25.9 million and $17.9 million, a difference of $8.0 million between the comparable periods.  The increase was primarily the result of an increase in amortization of loan servicing rights and the increase in the mortgage servicing rights valuation adjustment as previously discussed.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At September 30, 2002, total assets of Pelican Financial equaled $344.8 million as compared to $374.6 million at December 31, 2001, a decrease of $29.8 million or 8%. This decrease is primarily due to decreases in loans held for sale and securities available for sale offset by increases in cash and cash equivalents and loans receivable.

Cash and Cash Equivalents

Cash and cash equivalents were $56.9 million at September 30, 2002 compared to $16.9 million at December 31, 2001. The increase of $40.0 million or 237% was primarily the result of an increase in federal funds sold of $35.3 million.  Pelican National had excess liquidity that will be used to fund loan originations and the purchase of additional investment securities.  This liquidity is the result of the custodial accounts maintained at Pelican National related to Washtenaw’s mortgage loan servicing portfolio that has increased significantly since December, 2001.  Management intends to invest the cash currently in federal funds sold in either loans or investment securities as opportunities arise.

Investment Securities

Pelican National utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities.  At September 30, 2002 and at December 31, 2001, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At September 30, 2002, the market value of Pelican National’s investment portfolio totaled $3.4 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At September 30, 2002	At December 31, 2001
	(Dollars in thousands)

U. S. Government agency	$2,023	$3,570
Mortgage-backed securities	48	1,515
Federal Reserve Bank and Federal Home
Loan Bank Stock	1,330	1,070
Total investment securities	$3,401	$6,155

Loans Held for Sale

Loans held for sale were $153.9 million at September 30, 2002 compared to $231.5 million at December 31, 2001.  The decrease of $77.6 million or 34% was caused by the increased refinance activity at Washtenaw during the fourth quarter of 2001.

Loans Receivable

Total loans receivable were $103.8 million at September 30, 2002, an increase of $9.3 million or 10% from $94.5 million at December 31, 2001.  This increase resulted primarily from increases in commercial, residential real estate and consumer lending production at Pelican National.  This was offset by a higher level of loans that paid in full due to the declining interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	September 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$184,317	71.25%	$269,498	82.38%
Commercial and industrial real estate	54,574	21.11	32,954	10.07
Construction	3,690	1.42	3,673	1.12
Total real estate loans	242,581	93.78	306,125	93.57
Other loans:
Business, commercial	882	0.34	703	0.22
Automobile	767	0.29	245	0.08
Boat	12,514	4.84	17,821	5.45
Other consumer	1,922	0.74	2,242	0.68
Total other loans	16,085	6.22	21,011	6.43

Total gross loans	258,666	100.00%	327,136	100.00%

Unearned fees, premiums and discounts, net	131		(305)

Allowance for loan losses	(1,087)		(856)

Total Loans net(1)	$257,710		$325,975

(1)     Includes loans held for sale and loans receivable, net

Mortgage Servicing Rights

Total mortgage servicing rights were $13.7 million at September 30, 2002, a decrease of $1.1 million or 7% from $14.8 million at December 31, 2001.  The mortgage servicing portfolio more than doubled from December 31, 2001 to September 30, 2002, as Washtenaw has retained the servicing rights on a portion of current mortgage loan production.  This increase in the servicing portfolio resulted in additions to the mortgage servicing rights asset of $10.1 million for the nine months ended September 30, 2002.  However, these additions were more than offset by $11.2 million of amortization and impairment valuation adjustments on the servicing rights for the nine months ended September 30, 2002.  The impairment valuation adjustments were due to a significant decrease in mortgage interest rates, particularly near the end of the quarter ended September 30, 2002, resulting in increases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.

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

	At September 30,		At December 31,
	2002	2001	2001
	(Dollars in thousands)
Nonaccrual loans	$2,197	$1,084	$1,893
Loans past due 90 days or more but not on nonaccrual	1,352	533	1,955
Total nonperforming loans	3,549	1,617	3,848

Other real estate owned	1,936	230	200
Total nonperforming assets	$5,485	$1,847	$4,048

Total nonperforming assets to total assets	1.59%	0.66%	1.08%
Allowance for loan losses to nonperforming loans	30.63%	47.74%	22.25%
Nonperforming loans to total assets	1.03%	0.58%	1.03%

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio.  These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers’ ability to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.  As Pelican National’s provision for loan losses is based on management’s assessment of the probable incurred losses inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves.  The provision for loan losses for the three months ended September 30, 2002 was $40,000 compared to $150,000 for the three months ended September 30, 2001.  The provision for loan losses for the nine months ended September 30, 2002 was $270,000.  The provision for loan losses for the nine months ended September 30, 2001 was $412,000.  The reduction in provision is attributable to a decline in the growth of the loan portfolio in the respective three and nine month periods.

The allowance for loan losses represented 1.04% of the loans receivable outstanding as of September 30, 2002 compared with .90% of the loans receivable outstanding as of December 31, 2001.  The amount of the provision for loan losses charged to expense in each of these periods represents management’s best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses.  Such estimates were based on management’s assessment of the current general economic conditions in Pelican National’s market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National’s past collection experience.

LIABILITIES

At September 30, 2002, the total liabilities of Pelican Financial were $315.0 million as compared to $346.4 million at December 31, 2001, a decrease of $30.4 million or 9%. This decrease was primarily due to decreases in due to bank, notes payable and repurchase agreements offset by an increase in deposits.

Deposits

Total deposits were $150.6 million at September 30, 2002 compared to $103.5 million at December 31, 2001 an increase of $47.1 million or 46%.  The primary cause of the increase was the increased balances in the custodial accounts at Pelican National for Washtenaw’s various investors.  These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw.  The balance in these accounts typically increase as the balance in loans held for sale increases or the size of the loan servicing portfolio increases.

Due to Bank

Due to bank was $27.8 million at September 30, 2002 compared to $32.6 at December 31, 2001.  The decrease of $4.8 million or 15% was due to the decrease of mortgage loan production at Washtenaw in the third quarter of 2002 compared to the fourth quarter of 2001.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable

Notes payable was $45.5 million at September 30, 2002 compared to $72.0 million at December 31, 2001.  This decrease of $26.5 million or 37% was primarily caused by a decrease in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements

Repurchase agreements were $55.5 million at September 30, 2002 compared to $109.6 million at December 31, 2001.  This decrease of $54.1 million or 49% in the repurchase agreements was primarily the result of a decrease in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $90 million, of which $13.5 million represents a sublimit for servicing under contract for sale, and $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $44.5 million at September 30, 2002 and $70.7 million at December 31, 2001.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an rate of 3.25% at September 30, 2002 and at December 31, 2001.  The interest rate on the agreements to repurchase was 2.65% at September 30, 2002 and December 31, 2001.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $27.8 million at September 30, 2002 and $32.6 million at December 31, 2001.

Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At September 30, 2002, Pelican National had a liquidity ratio of 34%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its’ total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credits and the sale of loans or participations.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At September 30, 2002, Washtenaw had outstanding rate-lock commitments to lend $349.7 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of September 30, 2002, Washtenaw had outstanding commitments to sell $250.6 million of mortgage loans.  These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System’s (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at September 30, 2002 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action at September 30, 2002 and December 31, 2001, respectively:

	Actual
	September 30, 2002		December 31, 2001		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized

Total Equity Capital to risk-weighted assets	12.89%	14.06%	14.29%	12.15%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	11.98%	13.54%	13.40%	11.77%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	8.53%	8.71%	7.88%	7.12%	4.00%	5.00%

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

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Pelican Financial’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Pelican Financial in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Pelican Financial’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Shareholders

None

Item 5.	Other Information

On October 24, 2002 S. Lynn Stokes resigned as chairman of the audit committee.  His resignation was the result of the consulting fees he received from the company that are not allowed under the Sarbanes Oxley Act. The Board of Directors appointed Michael L. Hogan as his successor.  The Board of Directors believes Mr. Hogan meets all the criteria required to perform his role as Chairman of the Audit Committee.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period September 30, 2002.

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

Date: November 13, 2002	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: November 13, 2002	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Certification of Principal Executive Officer

I, Charles C. Huffman, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of Pelican Financial, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Charles C. Huffman
President and Chief Executive Officer

Certification of Principal Financial Officer

I, Howard M. Nathan, certify that:

1)              I have reviewed this quarterly report on Form 10-Q of Pelican Financial, Inc.;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Howard M. Nathan
Vice President and Chief Financial Officer