Form 10-K
period 2002-12-31
PELICAN FINANCIAL INC
filed 2003-03-27
CIK 1037652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The issuer’s voting stock trades on the American Stock Exchange under the symbol “PFI.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2002, was $42,848,326 ($9.65 per share based on 4,440,241 shares of common stock outstanding).

As of March 15, 2003, there were issued and outstanding 4,440,241 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.             Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 2002 (Part II).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report and Form 10-K, including some statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” are forward-looking statements about what may happen in the future.  They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans.  These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change.  Our actual results could be very different from and worse than our expectations for various reasons, including those discussed in “Business – Factors that May Affect Future Results.”  You are urged to carefully consider these factors, as well as other information contained in this Annual Report and Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

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

Our internet address is www.PelicanFinancialInc.com.  We make available free of charge on www.PelicanFinancialInc.com. our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC.  Requests should be directed to:

Howard Nathan

Pelican Financial Inc.

3767 Ranchero Drive

Ann Arbor, Michigan 48108

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.  This website is and is only intended to be an inactive textual reference.

Pelican Financial is registered with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956.  Because Pelican Financial is a bank holding company, its primary federal regulator is the Federal Reserve Board.

Pelican Financial currently operates in both the retail banking and mortgage banking segments through its wholly-owned subsidiaries.  For the year ended December 31, 2002, Pelican Financial’s revenues (net interest income and non-interest income) and earnings before income taxes are attributable to both segments.

At December 31, 2002, total assets of Pelican Financial were $385.7 million, of which approximately $204.3 million were assets of Washtenaw and approximately $186.7 million were assets of Pelican National.  For the year ended December 31, 2002, net income was $3.7 million, of which $2.2 million was net income of Washtenaw, $1.9 million was net income of Pelican National, and $370,000 was a net loss at the holding company level.

Market Area

The mortgage banking offices of Washtenaw are located in Ann Arbor, Michigan and Pleasant Hill, California.  From these offices, Washtenaw operates its national wholesale lending as well as its retail mortgage origination business.  Washtenaw did business with over 1,403 correspondent lenders in approximately 40 states.  For the year ended December 31, 2002, the top five states in terms of number of loan purchases for Washtenaw are Michigan (34%), Ohio (17%), California (7%), Florida (5%), and Indiana (5%).

The retail banking operations of Pelican National are primarily located in Naples, San Carlos and Fort Myers, Florida.  Pelican National is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves.  Pelican National’s primary service area for attracting deposits and making loans includes the communities located in western Collier County, Florida and Lee County, Florida.  These communities include North Naples, Central Naples, East Naples, South Naples, Golden Gate, Marco Island, and the portion of Bonita Springs, which is in Collier County, which make up an area locally known as the “greater Naples area.”  Collier County has, and continues to experience population growth greater than the national and Florida averages.  The population of Collier County for the year 2001 is estimated at 266,000, which is approximately 65% greater than in 1990.  Naples is the second fastest growing metropolitan area in the United States since the 1980 census.  Its population is expected to grow to over 300,000 people by 2015.

As a result of the opening of our third branch office in San Carlos, Florida and the operation of our Fort Myers branch, Pelican National Bank’s secondary service area for attracting deposits and making loans includes the communities located in western Lee County, Florida.  These communities include North Fort Myers, Central Fort Myers, East Fort Myers, South Fort Myers, Fort Myers Beach, Sanibel Island, San Carlos, Captiva Island, Cape Coral, Lehigh Acres, and Pine Island.  Lee County has, and continues to experience population growth greater than the national and Florida averages.  The population of Lee County increased approximately 32% from the 1990 census through the year 2000 and was estimated to be 462,000 in the year 2001 according to the US Census Bureau.

Because of its year-round subtropical climate, numerous golf facilities and pristine beaches, Collier County attracts approximately 1.3 million visitors per year.  As a result, the service sector is one of the largest employers in Collier County, particularly hotels such as those operated by Marriott Corporation, Hilton, and Radisson.   Personal income in the Naples area is the second highest in the United States and is approximately 157% higher than the remainder of Florida and the United States.  According to the Department of Housing and Urban Development, median family income in the Naples area was $65,000 in 2001.

Lee County also has a year round subtropical climate and pristine beaches and attracts approximately 2.0 million visitors per year.  As a result, the service sector is the largest employer in Lee County.  The next largest sector is retail trade followed by the government and construction.  Per capita personal income is approximately 3.7% higher than the per capita income of Florida.  United States census data shows the median family income in Lee County was $37,654 in 2001.

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

Washtenaw has historically been in the wholesale mortgage origination business.  Only a small percentage of Washtenaw’s residential mortgages come through its retail operation channel.  Wholesale mortgage sources provide Washtenaw economies of scale by allowing Washtenaw to choose economically favorable geographic markets and purchase loans without a significant investment in leased space or personnel other than individual account executives.  All services remain centralized in the home office and one regional office.

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

Pelican National’s primary market area is also highly competitive and Pelican National faces direct competition for loans and deposits from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence.  Pelican National’s most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions.  In addition, Pelican National faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in instruments such as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.  Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.  Pelican National primarily seeks to distinguish itself from the competition based on the level of service offered and its variety of loan products.  As a full-service community bank, Pelican National believes that it can better serve individuals and small businesses that have become disenfranchised with the narrow guidelines of large national and regional banks.

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

Pelican National originates or acquires loans through its retail banking operations.  Loans are either held for investment or held available for sale in the secondary market.  In addition to residential mortgage loan production, Pelican National engages in the origination of commercial, commercial real estate, construction, and consumer loans.  Pelican National also purchases loan packages to supplement its loan portfolio.

For the year ended December 31, 2002, Pelican Financial’s combined wholesale and correspondent loan production totaled $2.8 billion and its retail loan production totaled $146.3 million.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$220,882	74.12%	$269,498	82.38%	$128,913	75.71%	$111,646	84.49%	$192,703	95.21%
Commercial and industrial real estate	58,014	19.47	32,954	10.07	28,662	16.83	16,987	12.86	7,631	3.77
Construction	2,905	0.98	3,673	1.12	6,339	3.72	1,706	1.29	898	0.44
Total real estate loans	281,801	94.57	306,125	93.57	163,914	96.26	130,339	98.64	201,232	99.42
Other loans:
Business, commercial	963	0.32	703	0.22	1,116	0.66	679	0.51	824	0.41
Automobile	739	0.25	245	0.08	268	0.16	106	0.08	341	0.17
Boat	13,465	4.52	17,821	5.45	2,731	1.60	—	—	—	—
Other consumer	1,024	0.34	2,242	0.68	2,249	1.32	1,015	0.77	2	—
Total other loans	16,191	5.43	21,011	6.43	6,364	3.74	1,800	1.36	1,167	0.58

Total gross loans	297,992	100.00%	327,136	100.00%	170,278	100.00%	132,139	100.00%	202,399	100.00%

Unearned fees, premiums and discounts, net	92		(305)		(775)		(2,647)		1,056

Allowance for loan losses	(1,062)		(856)		(507)		(374)		(127)

Total Loans, net(1)	$297,022		$325,975		$168,996		$129,118		$203,328

(1)           Includes loans held for sale and loans receivable, net.

In its wholesale and correspondent lending, Washtenaw competes nationwide by offering a wide variety of mortgage products designed to respond to consumer needs and tailored to address market competition.  Washtenaw primarily originates conforming, fixed rate 30-year mortgage loans, which collectively represented 53% of its total loan production for the year ended December 31, 2002, 64% of its total loan production for the year ended December 31, 2001, and 68% for the year ended December 31, 2000.  In addition, Washtenaw offers other products, such as adjustable-rate, 5-year and 7-year balloons, and jumbo mortgages as well as loans pursuant to various Federal Housing Administration programs.

During the years ended December 31, 2002, 2001 and 2000, approximately 85%, 84% and 56%, respectively, of the single-family mortgage loans originated were refinancings of outstanding mortgage loans.

The following table contains certain information at December 31, 2002 regarding the maturity of Pelican Financial’s loan portfolio along with the dollar amounts of loans due after one year that have fixed and variable rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses.  Scheduled contractual principal repayments are not necessarily predictive of the actual maturities of loans because of prepayments.  The average life of mortgage loans, particularly fixed-rate loans, tends to increase when prevailing mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans, and conversely, decrease when interest rates on existing mortgages are substantially higher than prevailing mortgage rates.

	1 to 4 Family Real Estate	Commercial & Industrial Real Estate	Construction	Business, Commercial	Consumer	Total

Non-accrual loans	$1,129	$428	$—	$—	$—	$1,557

Amounts Due:
Within 3 months	$5,859	$11,089	$2,308	$—	$303	$19,559
3 months to 1 year	9,432	12,606	597	911	293	23,839
Total due within 1 year	15,291	23,695	2,905	911	596	43,398

After 1 year:
1 to 3 years	10,476	16,325	—	52	1,922	28,775
3 to 5 years	4,432	4,670	—	—	1,040	10,142
5 to 10 years	4,438	7,968	—	—	12,444	24,850
10 to 15 years	42,018	—	—	—	—	42,018
Over 15 years	143,335	5,428	—	—	137	148,900
Total due after 1 year	204,699	34,391	—	52	15,543	254,685

Total	$219,990	$58,086	$2,905	$963	$16,139	$298,083

Allowance for loan losses	$716	$153	$—	$3	$190	$1,062

Fixed rate	$190,331	$24,249	—	$—	$15,543	$230,123
Variable rate	14,368	10,142	—	52	—	24,562
Total due after 1 year	$204,699	$34,391	$—	$52	$15,543	$254,685

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

Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities.  Similarly, the originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae.  In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration in the case of Ginnie Mae.    Loans with principal balances exceeding agency guidelines, currently those in excess of $322,700 for single-family mortgage loans (i.e., “jumbo” or “nonconforming loans”), are sold to private investors.

Washtenaw pursues its loan production strategy as part of its mortgage banking operations through wholesale and correspondent loan production outlets and, to a limited extent, through direct solicitation of commercial banks, savings associations and credit unions and retail loan production.

Wholesale Loan Production.  Under its wholesale operations, Washtenaw funds mortgage loans originated by a network of approximately 1,403 independent mortgage brokers nationwide.  Approximately 40% of these brokers originate mortgage loans for Washtenaw on a monthly basis and the remainders originate mortgage loans for Washtenaw on a quarterly basis.  This network is maintained by Washtenaw’s approximately 36 business consultants, who are compensated through a salary and commission package.  Many of the larger brokers are provided with loan data entry software by Washtenaw for the entry of loan applicant data in a format familiar to Washtenaw’s underwriters and for transmission to Washtenaw’s automated underwriting systems for review.  All loans originated through brokers are underwritten according to Washtenaw’s standards.

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

Retail Loan Production.  Pelican Financial’s retail loan production involves the origination of loans directly from Washtenaw or Pelican National.  Pelican Financial has no retail loan origination offices other than its main office in Ann Arbor, Michigan and Pelican National offices located in Naples, Fort Myers and San Carlos, Florida.  The retail loan activity of Pelican Financial primarily involves the origination of single-family mortgage loans and, to a lesser extent, Pelican National originates construction, consumer, and commercial loans.  These retail loan originations generally provide Pelican Financial with a source of loan production at a lower cost per loan than loans acquired through brokers or correspondents because the cost of generating these loans is more than offset by cost savings through Pelican Financial’s ability to avoid payment of the servicing release premium for the related mortgage servicing rights.

Secondary Market Activities

Pelican Financial sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to the loans.  During the years ended December 31, 2002, 2001 and 2000, Pelican Financial originated or purchased $2.9 billion, $3.1 billion, and $1.1 billion in total mortgage loans, respectively, and sold $2.9 billion, $3.0 billion, and $1.1 billion of mortgage loans, respectively, in the secondary market.  Mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to investors principally at prices established at the time of sale or pursuant to forward sales commitments.  Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, which are generally sold to investment banking firms.  A limited number of mortgage loans are sold to other institutional and non-institutional investors.  For the years ended December 31, 2002, 2001 and 2000, approximately 90% of the conforming conventional mortgage loans were exchanged for Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms.  The remainder were sold to other institutional and non-institutional investors.

Pelican Financial exchanges and sells mortgage loans on a non-recourse basis.  In connection with Pelican Financial’s loan exchanges and sales, Pelican Financial makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information.  If there is a breach of the representations and warranties by Pelican Financial, Pelican Financial typically corrects these flaws.  If the flaws cannot be corrected, Pelican Financial may be required to repurchase these loans.  In cases where loans are acquired from a broker or correspondent and there have been material misrepresentations made to Pelican Financial, Pelican Financial attempts to resell the flawed loan back to the broker or correspondent pursuant to the agreement between Pelican Financial and the broker or correspondent.  Otherwise, Pelican Financial attempts to be indemnified against loss on these flawed loans by the broker.  In most cases of repurchases, Pelican Financial is responsible for paying for the losses.

Pelican Financial also relies upon contract underwriters for a portion of its loan production, and these underwriters must indemnify Pelican Financial against loss for loans, which are eventually determined to have been flawed by “blatant fraud” upon origination.

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

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans	$1,557	$1,893	$975	$0	$0
Loans past due 90 days or more but not on nonaccrual	767	1,955	299	2,291	913
Total nonperforming loans	2,324	3,848	1,274	2,291	913

Other real estate owned	1,293	200	117	538	581
Total nonperforming assets	$3,617	$4,048	$1,391	$2,829	$1,494

Total nonperforming assets to total assets	0.94%	1.08%	0.69%	1.82%	0.61%
Allowance for loan losses to nonperforming loans	45.70%	22.25%	39.80%	16.32%	13.91%
Nonperforming loans to total assets	0.60%	0.63%	1.47%	0.37%	1.39%

Pelican Financial relies upon its underwriting department to ascertain compliance with individual investor standards prior to sale of the loans in the secondary market, and it relies upon its quality control department to test sold loans on a sample basis for compliance.  During the year ended December 31, 2002, Pelican Financial sold approximately $2.9 billion in single-family mortgage loans into the secondary market, of which approximately 60 loans totaling approximately $4.6 million were repurchased during 2002, representing less than one percent of the approximately 22,400 loans originated in 2002.  Furthermore, Pelican Financial has approximately 60 additional loans where the repurchase of the loans is pending resolution of the company’s response to the initial findings that may have lead to a request to repurchase particular loans.  Pelican Financial views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department.  All of the loans repurchased during 2002 were nonperforming.  Losses arising from repurchases depend upon whether repurchased loans are or become nonperforming and, if so, whether Pelican Financial is able to recover all of the loan principal and interest otherwise due.

It has been Pelican Financial’s experience, in previous years, and continuing in 2002, that nonperforming loans typically, although not always, result in an ultimate loss to Pelican Financial.  Pelican Financial may have the right to sell the repurchased loan back to the broker or correspondent that originated it, or to seek indemnity from the applicable mortgage insurance company in the case of loans that are underwritten on a contract basis for Pelican Financial by these insurers.  As a nonperforming loan progresses through the foreclosure process and becomes other real estate owned, Washtenaw evaluates the underlying collateral for salability and determines whether a reserve is necessary.   Pelican National also maintains an allowance for loan losses related to its loan portfolio.

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio, the general economy as well as the historical performance of the loan portfolio.  In addition, management considers various characteristics of each individual loan, or pool of loans, such as credit scores, loan to value ratios, the type of collateral and payment history.  Management will also look at the financial strength of personal guarantors when applicable.   Typically, management allocates a smaller portion of the allowance for loan losses to those loans or pools of loans with higher credit scores and lower loan to values.  The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management.

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

The following table contains information with respect to Pelican Financial’s allowance for loan losses for the periods indicated.

	At or for the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Average loans outstanding, net	$297,595	$288,068	$154,265	$170,949	$181,874
Total gross loans outstanding at end of period(1)	$297,992	$327,136	$169,533	$129,492	$203,455

Allowance balance at beginning of period	$856	$507	$374	$127	$65

Provision for loan losses	300	562	257	255	62

Actual charge-offs:
1-4 family residential real estate	53	171	118	0	0
Other	54	44	8	8	0
Total charge-offs	107	215	126	8	0

Recoveries:
Total recoveries	13	2	2	0	0
Net chargeoffs	94	213	124	8	0

Allowance balance at end of period	$1,062	$856	$507	$374	$127

Net chargeoffs as a percent of average loans	0.03%	0.07%	0.08%	0.01%	0.00%
Allowance for loan losses to total gross loans at end of period	0.36%	0.26%	0.30%	0.29%	0.06%

(1)           Gross loans include loans held for sale.

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	December 31,
	2002			2001			2000			1999			1998
	Allowance Amount		Percent of Loans in Each Category to Total Loans	Allowance Amount		Percent of Loans in Each Category to Total Loans	Allowance Amount		Percent of Loans in Each Category to Total Loans	Allowance Amount		Percent of Loans in Each Category to Total Loans	Allowance Amount		Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1-4 family residential real estate	$716		74.12%	$499		82.38%	$300		75.71%	$138	(1)	84.49%	$63	(1)	95.21%
Commercial and industrial real estate	153		19.47	94		10.07	162		16.83	85		12.86	44		3.77
Construction	—		0.98	14		1.12	2		3.72	11		1.29	4		0.44
Business, commercial	3		0.32	3		0.22	3		0.66	132		0.51	14		0.41
Automobile	—		0.25	29		0.08	3		0.16	—		0.08	—		0.17
Boat	190	(3)	4.52	194	(2)	5.45	27		1.60	—		—	—		—
Other	—		0.34	23		0.68	10		1.32	8		0.77	2		—
Unallocated	—			—			—			—			—
Total	$1,062	(2)	100.00%	$856	(2)	100.00%	$507	(1)	100.00%	$374	(1)	100.00%	$127	(1)	100.00%

(1)           None of the allowance amount is allocated to held-for-sale loans.

(2)           $194,000 of the allowance amount is allocated to held-for-sale loans.

(3)           $190,000 of the allowance amount is allocated to held-for-sale loans.

Underwriting

Pelican Financial’s mortgage loans are underwritten either in accordance with applicable Fannie Mae, Freddie Mac or Federal Housing Administration guidelines or with requirements set by other investors.  Although Pelican Financial is qualified to underwrite Veteran’s Administration loans, Pelican Financial does not make these loans.

All mortgage loans originated or acquired by Pelican Financial, whether through its retail banking operations or through its wholesale or correspondent networks, must satisfy Pelican Financial’s underwriting standards.  Pelican Financial permits a few originating correspondent lenders operating pursuant to Pelican Financial’s delegated underwriting program to perform initial underwriting reviews.  Pelican Financial employs an automated underwriting process on most loans that is based upon data provided through Pelican Financial’s initial loan data entry software and is available from Fannie Mae through its Desktop Underwriter™ software or Freddie Mac through its Loan Prospector software.  This process incorporates credit scoring, which in turn employs rules-based and statistical technologies to evaluate the borrower, the property, and the sale of the loan in the secondary market.  This process is intended to reduce processing and underwriting time, to improve overall loan approval productivity, to improve credit quality, and to reduce potential investor repurchase requests.  Approximately 10% of loans underwritten by Pelican Financial are initially underwritten on a contractual basis by mortgage insurance companies, in their capacity as contract underwriters. The mortgage insurance company that supplied the contract underwriter may be required to repurchase loans that are determined not to be in compliance with these underwriting criteria.

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

Mortgage Loan Servicing Activities

Pelican Financial derives a portion of its revenues from the servicing of mortgage loans for others.  For the years ended December 31, 2002, 2001 and 2000, Pelican Financial realized servicing fee income, net of amortization, from its mortgage loan servicing operations of $1.6 million, $644,000, $647,000, respectively, which represented 4.9%, 2.1% and 6.1% of Pelican Financial’s non-interest income for the respective periods.  Servicing arises in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained.  With the exception of servicing that has been sold but not yet delivered, Pelican Financial does not subservice loans for others.

Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and other miscellaneous duties related to loan administration.  Pelican Financial collects servicing fees from monthly mortgage payments generally ranging from 0.25% (i.e., 25 basis points) to 0.75% (i.e., 75 basis points) of the declining principal balances of the loans per annum.  At December 31, 2002, 2001 and 2000, the weighted average servicing fee on the servicing for others portfolio was 0.29%, 0.31%, and 0.26%, respectively.  Pelican Financial utilizes lock box and debit services of a major bank to expedite the collection and processing of the monthly mortgage payments.  Approximately 85% of the payments were processed through this service at December 31, 2002.

Pelican Financial services mortgage loans nationwide.  The geographic distribution of Pelican Financial’s servicing portfolio reflects the national scope of Pelican Financial’s loan originations and acquisitions.  Pelican Financial actively monitors the geographic distribution of its servicing portfolio to maintain a mix that it deems appropriate to balance its risks and makes adjustments as it deems necessary.  At December 31, 2002 and 2001, Pelican Financial’s servicing portfolio consisted of $2.3 billion and $1.6 billion of conventional servicing, respectively.  These amounts were in addition to loans serviced by Pelican Financial that were recorded on its books as loans receivable (i.e., available for sale and held for investment).

There is prepayment risk related to the value of Pelican Financial’s mortgage servicing rights if declining interest rates provide borrowers with refinancing opportunities.  At December 31, 2002, 2001 and 2000, the total amount of the mortgage servicing rights recorded by Pelican Financial was $13.8 million, $14.8 million and $6.8 million, respectively.  For further information, see Note 4 of Notes to

Consolidated Financial Statements.  Pelican Financial occasionally enters into forward sale commitments of its mortgage servicing rights.  During most of 2002, Washtenaw was operating under an agreement with a large national purchaser of mortgage servicing rights.  Under the contract, forward servicing sales occurred concurrently with the formation of the mortgage-backed securities being serviced.  Washtenaw sells approximately 50% of its servicing rights under this arrangement.

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

Pelican Financial originates and purchases mortgage servicing rights nationwide.  The geographic distribution of Pelican Financial’s mortgage servicing portfolio reflects the national scope of Pelican Financial’s mortgage loan originations and acquisitions.  The five largest states accounted for approximately 63.1% of the total number of mortgage loans serviced and approximately 63.7% of the dollar value of the mortgage loans serviced, at December 31, 2002, while the largest volume by state was Michigan with approximately 25.6% and 27.8% of the mortgage loans serviced by number and value, respectively.

Pelican Financial’s mortgage servicing portfolio includes servicing for adjustable rate, balloon payment, and fixed rate fully amortizing loans.  At December 31, 2002, 5.02% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 5.88%; 0.17% related to fixed rate balloon payment loans, which had a weighted average coupon rate of 6.18%; and the remaining 94.81% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 6.61%.  At December 31, 2002, Pelican Financial’s mortgage servicing portfolio had an aggregate weighted average coupon rate of 6.57%.

The following table contains information, as of December 31, 2002, on the percentage of single-family mortgage loans being serviced for others by Pelican Financial, by interest rate category.

Coupon Range	Percentage of Portfolio
Less than 6.00%	28.6%
6.01—7.00%	50.4
7.01—8.00%	17.1
8.01—9.00%	3.0
9.01—10.00%	0.7
10.01% & above	0.2
Total	100.0%

The following table contains information regarding the mortgage loan servicing portfolio, including loans held for sale, broken down by state.

	At December 31, 2002
	Number of Mortgage Loans Serviced	Percentage of Number of Mortgage Loans Serviced	Total Mortgage Amount	Percentage of Total Mortgage Amount

Michigan	5,742	25.6%	$650,199,028	27.8%
Ohio	4,727	21.0%	429,016,378	18.3%
Indiana	1,456	6.5%	121,940,811	5.2%
Florida	1,314	5.8%	118,696,127	5.1%
California	939	4.2%	171,770,330	7.3%
Georgia	882	3.9%	77,957,772	3.3%
Pennsylvania	840	3.7%	89,478,323	3.8%
Illinois	768	3.4%	106,520,845	4.6%
North Carolina	715	3.2%	68,145,988	2.9%
West Virginia	616	2.7%	46,225,576	2.0%
Kentucky	556	2.5%	52,358,053	2.2%
Minnesota	401	1.8%	47,373,881	2.0%
South Carolina	380	1.7%	33,282,746	1.4%
Maryland	358	1.6%	46,468,078	2.0%
Utah	283	1.3%	36,084,366	1.5%
Missouri	270	1.2%	23,653,669	1.0%
Iowa	230	1.0%	19,298,400	0.9%
Other	1,985	8.9%	202,019,738	8.7%
Total	22,462	100.0%	$2,340,490,109	100.0%

At December 31, 2002, Pelican Financial was servicing approximately 22,462 mortgage loans with an aggregate unpaid principal balance of $2.3 billion.  Of these loans, 3.9% were delinquent and an additional 0.03% were in foreclosure.  Pelican Financial may be materially affected by loan delinquencies and defaults on loans that it services for others.  Under a portion of its servicing contracts, Pelican Financial must advance all or part of the scheduled payments to the owner of the loan, even when loan payments are delinquent.  At December 31, 2002, Pelican Financial’s delinquency rates on loans serviced for Freddie Mac, Fannie Mae and Ginnie Mae were 7.1%, 3.0% and 13.6%, respectively.  Also, to protect their liens on mortgage properties, owners of loans usually require a servicer to advance scheduled mortgage and hazard insurance and tax payments even if sufficient escrow funds are not available.  Pelican Financial is generally reimbursed by the mortgage owner or from liquidation proceeds for payments advanced that the servicer is unable to recover from the mortgagor, although the timing of this reimbursement is typically uncertain.  In the interim, Pelican Financial absorbs the cost of funds advanced during the time the advance is outstanding.  Further, Pelican Financial bears the costs of collection activities on delinquent and defaulted loans.

Investment Activities

Since the start of Pelican Financial’s retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have been adequate to match Pelican National’s loan demand.  In addition, Pelican National sells a portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis.  Pelican National currently invests excess liquidity in a variety of interest-earning assets.   The investment policy related to the retail banking operations of Pelican Financial, as approved by the Board of Directors of Pelican National, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican Financial’s lending activities.  Pelican Financial primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.  Generally, Pelican Financial’s investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican Financial has invested primarily in U.S. government and agency securities, federal funds, and U.S. government sponsored agency issued mortgage-backed securities.  As required by Statement of Financial Accounting Standards, (“SFAS”) No. 115, Pelican Financial has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale, or held for trading.  At December 31, 2002, all of the investment securities held in Pelican Financial’s investment portfolio were classified as available for sale.

At December 31, 2002, Pelican Financial had invested $43,000, or .01% of total assets, in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities.  In addition, at December 31, 2002, $2.5 million, or .65%, of total assets, were debt obligations issued by federal agencies, which generally have stated maturities from one year to twenty-five years.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities.  There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer.  In addition, the market value of these securities may be adversely affected by changes in interest rates.

The following table contains information on the market value of Pelican Financial’s investment portfolio at the dates indicated.  At December 31, 2002, the market value of Pelican Financial’s investment portfolio totaled $3.9 million.  During the periods indicated and except as otherwise noted, Pelican Financial had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At December 31,
	2002	2001	2000
	(In thousands)

U.S. Treasury	$—	$—	$—
U.S. Government agency(1)	2,517	3,570	3,984
Mortgage-backed securities	43	1,515	1,880
Federal Reserve Bank and FHLB stock	1,330	1,070	970
Total investment securities(2)	$3,890	$6,155	$6,834

(1)                                  At December 31, 2002, 2001 and 2000 includes a $2.5 million, $2.6 million and $4.0 million investment in a Federal Home Loan Bank bond with a carrying value of $2.5 million, $2.6 million and $4.0 million.

(2)           Excludes time deposits held in other financial institutions.

The following table contains certain information regarding the carrying values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of Pelican Financial’s investment securities portfolio at December 31, 2002.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. Government Agency	$2,517	5.00%	$—	—%	$—	—%	$—	—%	$2,517	5.00%
Mortgage-backed securities	43	7.13	—	—	—	—	—	—	43	7.13
Other	—	—	—	—	—	—	1,330	6.06	1,330	6.06
Total	$2,560	5.04%	$—	—%	$—	—%	$1,330	6.06%	$3,890	5.39

Source of Funds

Pelican Financial funds its mortgage banking activities through the use of a warehouse line of credit and the use of agreements to repurchase.  The following table contains information pertaining to short-term borrowings for the periods indicated.

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Short-term borrowings and notes payable
Average balance outstanding during the period	$147,838	$161,617	$71,023
Maximum amount outstanding at any month-end during the period	$208,158	$180,280	$70,778
Weighted average interest rate during the period	2.87%	4.80%	8.08%
Total short-term borrowings at period end	$126,063	$180,280	$65,005
Weighted average interest rate at period end	2.46%	2.97%	7.64%

Pelican Financial conducts its operations utilizing leased premises and occasionally utilizing equipment pursuant to operating leases.  The terms of the leases ranged from one month to 84 months with remaining lives ranging from one month to 68 months.  The obligations remaining under the terms of these agreements totaled $3.1 million at December 31, 2002.

Pelican National funds its retail banking activities primarily with deposits, loan repayments and prepayments, and cash flows generated from operations.  Pelican National offers a variety of deposit accounts with a range of interest rates and terms.  Pelican National’s deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts.  At December 31, 2002, approximately 29.1% of the funds deposited in Pelican National were in certificate of deposit accounts.  At December 31, 2002, core deposits (savings, NOW, and money market) represented 70.9% of total deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Pelican National’s deposits are obtained predominantly from the area around its offices in Naples, San Carlos and Fort Myers, Florida.  In addition, Washtenaw has placed all or their investor accounts for principal, interest, taxes and insurance at Pelican National.  Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National’s ability to attract and retain deposits.  Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area.  Pelican National does not actively solicit certificate accounts in excess of $100,000 to obtain deposits.  At December 31, 2002, $21.3 million, or 47.6% of Pelican National’s certificate of deposit accounts were to mature within one year.  Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts.  To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

The following table contains information on the amount and maturity of jumbo certificates of deposit (i.e., certificates of deposit of $100,000 or more) at December 31, 2002.

Time Remaining Until Maturity	Jumbo Certificates of Deposit
(In thousands)
Less than 3 Months	$7,774
3 Months to 6 Months	4,410
6 Months to 12 Months	3,130
Greater than 12 Months	10,652
Total	$25,966

Employees

At December 31, 2002, Pelican Financial had no employees other than executive officers.  At December 31, 2002, Washtenaw had 203 full-time employees and 10 part-time employees and Pelican National had 37 full-time employees and two part-time employees.  None of the employees of Pelican Financial or its subsidiaries were represented by a collective bargaining agreement.  Management of Pelican Financial considers its relationship with its employees to be satisfactory.

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

REGULATION

Economic Conditions, Government Policies, Legislation, and Regulation

Pelican Financial’s profitability, like most financial institutions, is primarily dependent on interest rate differentials.  In general, the difference between the interest rates paid by Pelican Financial on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by Pelican Financial on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Pelican Financial’s earnings.  In addition, Pelican Financial’s profitability is also dependent on the value of its mortgage servicing portfolio, which is also highly sensitive to changes in interest rates.  Interest rates are highly sensitive to many factors that are beyond the control of Pelican Financial, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Pelican Financial cannot be predicted.

The business of Pelican Financial is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.  The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities.  The nature and impact on Pelican Financial of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of Pelican Financial and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Pelican Financial cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Pelican Financial or any of its subsidiaries. See “Item 1. Business - Supervision and Regulation.”

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law.  This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of Pelican Financial.  Set forth below is a summary description of the material laws and regulations that relate to the operations of Pelican Financial, Washtenaw, and Pelican National.  The description is qualified in its entirety by reference to the applicable laws and regulations.

Pelican Financial

Pelican Financial is a registered bank holding company, and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Pelican Financial is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA.  The FRB may conduct examinations of Pelican Financial and its subsidiaries.

The FRB may require that Pelican Financial terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.  The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt.  Under certain circumstances, Pelican Financial must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

Further, Pelican Financial is required by the FRB to maintain certain levels of capital.  See “—Capital Standards.”

Pelican Financial is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company.  Prior approval of the FRB is also required for the merger or consolidation of Pelican Financial and another bank holding company.

Pelican Financial is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries.  However, Pelican Financial, subject to the prior approval of the FRB, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

Pelican Financial’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As such, Pelican Financial is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

As a national banking association, Pelican Financial is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”).  To a lesser extent, Pelican Financial is also subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) as administrator of the Bank Insurance Fund (“BIF”) and the FRB.  If, as a result of an examination of Pelican Financial, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Pelican Financial’s operations are unsatisfactory or that Pelican Financial or its management is violating or has violated any law or regulation, various remedies are available to the OCC.  Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pelican Financial, to assess civil monetary penalties, and to remove officers and directors.  The FDIC has similar enforcement authority, in addition to its authority to terminate Pelican Financial’s deposit insurance in the absence of action by the OCC and upon a finding that Pelican Financial is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002.  This new legislation addresses accounting oversight and corporate governance matters, including:

•                  the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers

•                  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years

•                  increased penalties for financial crimes

•                  expanded disclosure of corporate operations and internal controls and certification of financial statements

•                  enhanced controls on and reporting of insider trading, and

•                  statutory separations between investment bankers and analysts.

Various aspects of the new legislation are dependent upon subsequent rulemaking by the SEC.  We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen the U.S law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•                  due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

•                  standards for verifying customer identification at account opening;

•                  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and

•                  reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a board approved customer identification program implementing reasonable procedures for:

•                  verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•                  maintaining records of the information used to verify the person’s identity; and

•                  determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions.  We do not expect the proposed regulations will have a material impact on our operations.

Financial Services Modernization Legislation

General.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act (the “FSMA”).  The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

The law also:

•                  Broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•                  Provided an enhanced framework for protecting the privacy of consumer information;

•                  Adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•                  Modified the laws governing the implementation of the Community Reinvestment Act; and

•                  Addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Pelican Financial does not believe that the FSMA will have a material adverse effect on operations in the near-term.  However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.  The FSMA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, this act may have the result of increasing the amount of competition that Pelican Financial faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Pelican Financial.

Expanded Bank Activities.  The FSMA permits national banks to engage in expanded activities through the formation of financial subsidiaries.  A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company.  Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in compliance with the Community Reinvestment Act.  The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion.  A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary.  The assets of the subsidiary may not be consolidated with the bank’s assets.  The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Privacy.  Under the FSMA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•                  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•                  annual notices of their privacy policies to current customers; and

•                  a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Since the FSMA’s enactment, a number of states have implemented their own versions of privacy laws.  Pelican Financial has implemented its privacy policies in accordance with the law.

Dividends and Other Transfers of Funds

Dividends from Washtenaw and Pelican National constitute the principal source of income to the Pelican Financial.  Pelican Financial is a legal entity separate and distinct from Washtenaw and Pelican National. Washtenaw and Pelican National are subject to various statutory and regulatory restrictions on its ability to pay dividends to the Pelican Financial. Under such restrictions, the amount available for payment of dividends to Pelican Financial by Washtenaw and Pelican National totaled $9.7 million at December 31, 2002.  This is the maximum allowable under any existing agreements, however it is unlikely management would make the decision to dividend the entire amount to Pelican Financial.  In addition, Washtenaw’s and Pelican National’s regulators have the authority to prohibit them from paying dividends, depending upon their financial conditions, if such payment is deemed to constitute an unsafe or unsound practice.

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

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.  In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following table presents the amounts of regulatory capital and the capital ratios for Pelican Financial, compared to its minimum regulatory capital requirements of the Federal Reserve Board as of December 31, 2002.

	December 31, 2002
	Actual		Required to be Adequately Capitalized		Excess over Minimum Required		Required to be Well Capitalized		Excess over Required to be Well Capitalized
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Total Capital (to Risk- Weighted Assets)	$31,499	13.67%	$18,436	8.00%	$13,063	5.67%	$23,045	10.00%	$8,454	3.67%
Tier 1 Capital (to Risk- Weighted Assets)	30,437	13.21	9,218	4.00	21,219	9.21	13,827	6.00	16,610	7.21
Tier 1 Capital (to Average Assets)	30,437	7.58	16,063	4.00	14,374	3.58	20,079	5.00	10,358	2.58

The following table presents the amounts of regulatory capital and the capital ratios for Pelican National, compared to its minimum regulatory capital requirements to be considered well capitalized as of December 31, 2002.

	As of December 31, 2002
	Actual		Required to be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based ratio	$15,821	13.11%	$12,067	10.00%	$3,754	3.11%
Tier 1 risk-based ratio	14,759	12.23	7,240	6.00	7,519	6.23
Leverage ratio	14,759	12.23	8,417	5.00	6,342	7.23

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•                  making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)

•                  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)

•                  engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

On October 1, 2002, FRB regulations aimed at curbing such lending became effective.  The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the act:

•                  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•                  subordinate-lien loans of 10 percentage points above Treasury securities, and

•                  fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year.  Lenders also will be presumed to have violated the law — which says loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2002, Washtenaw, Pelican National, and Pelican Financial exceeded the required ratios for classification as “well/adequately capitalized.”

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.  Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (BIF), the FDIC insures Pelican National’s deposit accounts up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law.  If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996.  Any increase in assessments or the assessment rate could have a material adverse effect on the Pelican Financial’s earnings, depending on the amount of the increase.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Pelican National could have a material adverse effect on Pelican Financial’s earnings.

Interstate Banking and Branching

The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits.  Pelican National has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state.  The establishment of new interstate branches is also possible in those states with laws that expressly permit it.  Interstate branches are subject to certain laws of the states in which they are located.  Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.  The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.  Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

A bank’s compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2002, Pelican National was in compliance with these requirements.

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

In our retail banking business, in order for us to be profitable, we have to earn more money in interest income and fee revenues than we pay to our depositors in interest.  If we fail to effectively manage the interest rates that we pay on our deposits and earn on our investments and loans, our profits will be hurt.  For a further discussion of how changes in interest rates impact us, see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”

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

Item 2.    Properties

(a)           Properties.

Pelican Financial owns no real property but utilizes the offices of Washtenaw.  Pelican Financial pays no rent or other consideration for use of this facility.  The mortgage banking activities of Pelican Financial are conducted primarily from the offices of Washtenaw located at 3767 Ranchero Drive, Ann Arbor, Michigan 48108 and wholesale mortgage banking operations are also conducted from a branch office of Washtenaw located at 2300 Contra Costa Boulevard, Pleasant Hill, California 94523.  The retail banking activities of Pelican Financial are primarily conducted from the offices of Pelican National located at 811 Anchor Rode Drive, Naples, Florida, 12730 New Brittany Boulevard, Fort Myers, Florida 33907 and 19059 South Tamiami Trail, Fort Myers, Florida 33907.  All office locations, except 19059 South Tamiami Trail, are leased by Pelican Financial.

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

(1)  Investments in Real Estate or Interests in Real Estate.  See “Item 1. Business - Lending Activities,” “Item 1.  Business – Secondary Market Activities,” “Item 1.  Business – Mortgage Loan Servicing Activities,” “Item 1.  Business - Regulation,” and “Item 2. Property. (a)  Properties” above.

(2)  Investments in Real Estate Mortgages. See “Item 1. Business - Lending Activities,” “Item 1.  Business – Secondary Market Activities,” “Item 1.  Business – Mortgage Loan Servicing Activities,” “Item 1.  Business – Regulation.”

(3)  Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities.  See “Item 1. Business - Lending Activities,” “Item 1.  Business – Secondary Market Activities,” and “Item 1.  Business – Mortgage Loan Servicing Activities,” and “Item 1.  Business – Regulation.”

(c)  Description of Real Estate and Operating Data.

Not Applicable.

Item 3.    Legal Proceedings

Below is a brief description of material pending legal proceedings to which Washtenaw is a party at December 31. 2002:

Chandler, et al, v. Hilton Mortgage Corporation and Washtenaw Mortgage Co., Civil Action No. 94- A-1418-N, U. S. District Court for the Middle District Alabama (“Chandler”).  On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act (“TILA”).  The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act (“RESPA”), a request for declaratory judgment, and a fraud claim.  The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  On July 29, 1998, the court denied class certification.  However, at the request of the plaintiff, the court has permitted plaintiff to refile the motion for class certification.  On September 3, 1999, the court issued a stay of the proceedings until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it.  The U.S. Court of Appeals for the Eleventh Circuit granted class certification for one of the cases.  However, since that time, HUD issued a policy statement on October 18, 2001 related to this matter.  As a result, the court issued another stay until the Eleventh Circuit determines the effect of HUD’s 2001 policy statement on the four cases it has before it.  The Eleventh Circuit Court reversed its decision to grant class certification on September 18, 2002 and subsequently denied class certification on the other cases it was scheduled to hear.  On December 12, 2002, the court denied the plaintiffs motion for reconsideration of class certification.  A trial has been set for June 2003 on plaintiff’s individual claims.  Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Hearn, et al v. Washtenaw Mortgage Co., Case No. 4:98-CV-78 (JRE), U.S. District Court for the Middle District of Georgia.  On February 19, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  On June 22, 1998, Washtenaw filed its answer denying all liability, asserting affirmative defenses, and further asserting that a class should not be certified.  On May 16, 2000, the court issued an order granting Washtenaw’s motion to stay the case until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it.  The U.S. Court of Appeals for the Eleventh Circuit has denied class certification on all the cases. On February 11, 2003 the court issued an order lifting the stay.  Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Hearn, et al v. Washtenaw Mortgage Co., Case No. 02-60093, U.S. District Court for the Middle Eastern District of Michigan, Southern Division.  Washtenaw was named as a defendant in this case based on the assertion that Washtenaw engaged in an unauthorized practice of law.  This is due to Washtenaw preparing the closing documents related to this loan and charging a fee for them.  The case is in abeyance pending a decision by the Michigan Supreme Court on an identical unauthorized practice of law case.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Webb, et al v. Washtenaw Mortgage Co., Case No. 01-C-38, Circuit Court of Calhoun County, West Virginia.  On October 26, 2001, Washtenaw was named as a defendant in this case under a number of assertions.  The plaintiffs are seeking class certification under several of these assertions.  The plaintiffs are seeking a determination that the $87,200 promissory note is void and unenforceable as well as actual and punitive damages.  The plaintiffs have not yet filed any class certification motion in connection with this case.  Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of this case or the ultimate outcome of this matter.

In the normal course of business Washtenaw regularly sells mortgage loan servicing rights.  As part of this process, Washtenaw is required to forward certain documents to the purchaser of mortgage loan servicing rights after the transfer.  These documents include the final title policy, the recorded mortgage and the assignment of mortgage.  During 1998 and 1999, Washtenaw sold mortgage servicing rights to a purchaser under a contract that contained a clause requiring these documents be delivered within a certain time frame or a penalty of $100 per loan per month would be charged.  The contract states that Washtenaw would not be penalized if the failure to deliver were due to events beyond their control.  The purchaser started invoicing Washtenaw under this penalty provision during 2002 a total penalty of approximately $2.5 million.  Washtenaw has disputed these penalty assessments and is of the opinion that it has not violated any of the terms of the contract.  As of December 31, 2002 the servicing purchaser claimed there were still documents which were required to be produced under the contract. Washtenaw is now in the process of determining what documents are actually missing (some of the documents requested were previously delivered by Washtenaw) so as to resolve all outstanding document issues.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for a vote during the quarter ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2002, there were 4,440,241 shares of common stock of Pelican Financial outstanding held by approximately 72 shareholders of record.  The following table sets forth the high and low sales prices of the common stock for the periods indicated.  The prices do not include retail markups, markdowns, or commissions.  Our common stock has traded on the American Stock Exchange under the symbol “PFI” since November 10, 1999.

Year Ended	High	Low
2002
First Quarter	$5.90	$4.15
Second Quarter	$14.16	$5.75
Third Quarter	$9.81	$5.05
Fourth Quarter	$5.29	$3.98
2001
First Quarter	$3.64	$2.33
Second Quarter	$4.00	$2.43
Third Quarter	$6.74	$3.15
Fourth Quarter	$5.79	$4.51
2000
First Quarter	$4.77	$3.41
Second Quarter	$4.09	$2.39
Third Quarter	$3.35	$2.50
Fourth Quarter	$2.85	$1.36
1999
Fourth Quarter (from November 10, 1999)	$6.82	$3.30

Pelican Financial paid a $.06 cash dividend to its shareholders in August 2002.  Furthermore, the Board of Directors has approved the payment of a $.10 dividend in February 2003.  Any future dividends will be approved by the Board of Directors.  Because we do not conduct any operations other than managing our investment in Pelican National and Washtenaw, we are dependent for income on dividends received from Pelican National and Washtenaw.  Also applicable to us are certain regulatory restrictions imposed by the Federal Reserve Board on the payment of dividends to our stockholders.  Declaration of dividends by the Board of Directors of Pelican National will depend upon a number of factors, including, but not limited to, investment opportunities available to Pelican National, capital requirements, regulatory limitations, and general economic conditions.  Generally, Pelican National may not declare or pay dividends on its capital stock if the payment would cause its regulatory capital to be reduced below the minimum requirements imposed by regulations of the Office of the Comptroller of the Currency.  In addition, declaration of dividends by the Board of Directors of Washtenaw will depend upon a number of factors, including, but not limited to, investment opportunities available to Washtenaw, capital needs, and general economic conditions.  Furthermore, a portion of the initial capitalization of Pelican National was borrowed by us and Washtenaw from an unaffiliated third party.  Provisions of the loan agreement require Washtenaw to meet certain financial covenants and limit the amount of dividends that Washtenaw may pay to us.  For the foreseeable future, Washtenaw plans to reinvest its earnings in its operations, thus limiting the amount of dividends Washtenaw anticipates paying in the future.

Item 6.    Selected Financial Data

We are providing the following information to aid you in your analysis of Pelican Financial.    The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 below.

Summary Financial and Other Data

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share information)
Balance Sheet Data:
Total assets	$385,698	$374,554	$201,236	$155,587	$246,409
Cash and cash equivalents	57,362	16,885	10,174	1,883	10,180
Total loans, net	297,021	325,975	168,996	129,118	203,328
Mortgage-backed securities and securities available for sale	2,560	5,085	5,864	5,877	5,592

Nonperforming loans	2,324	3,848	1,274	2,291	913
Real estate acquired through foreclosure	1,293	200	117	538	581
Total nonperforming assets	3,617	4,048	1,391	2,829	1,494

Deposits	153,734	103,472	82,008	62,310	35,064
Short-term borrowings	82,988	109,595	38,981	21,845	95,985
Notes payable	43,866	71,980	27,816	25,334	58,226
Federal Home Loan Bank borrowings	18,000	16,000	14,000	8,000	—
Total liabilities	353,867	346,370	179,872	134,596	234,009

Stockholders’ equity	31,831	28,184	21,364	20,991	12,400
Shares outstanding(1)	4,440,241	4,393,194	4,392,120	4,392,120	3,336,120
Book value per share(1)	$7.17	$6.42	$4.86	$4.78	$3.72

Other Data:
Number of:
Full-service retail banking facilities	3	2	2	2	1
Wholesale/correspondent lending offices	2	2	2	2	1
Full-time equivalent employees	240	224	183	182	187

Summary of Operations

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Operations Data:
Interest and dividend income	$21,914	$24,595	$16,244	$15,327	$12,351
Interest expense	9,562	13,220	9,938	9,727	8,831
Net interest income	12,352	11,375	6,306	5,600	3,520
Provision for loan losses	300	562	257	255	62
Net interest income after provision for loan losses	12,052	10,813	6,049	5,345	3,458
Noninterest income	32,488	30,514	10,683	21,404	21,582
Noninterest expense	39,468	30,049	16,386	21,433	19,112
Earnings before provision for income taxes and cumulative effect of change in accounting principle	5,072	11,278	346	5,316	5,928
Provision for income taxes	1,743	3,854	126	1,791	2,041
Earnings before cumulative effect of change in accounting principle	3,329	7,424	220	3,525	3,887
Cumulative effect of change in accounting principle	413	420	—	97	—
Net earnings	$3,742	$7,003	$220	$3,428	$3,887

Per Share Data:
Basic earnings per share before cumulative effect of change in accounting principle	$0.76	$1.69	$0.05	$1.01	$1.16
Diluted earnings per share before cumulative effect of change in accounting principle	$0.75	$1.69	$0.05	$1.01	$1.16
Basic earnings per share	$0.85	$1.59	$0.05	$0.98	$1.16
Diluted earnings per share	$0.84	$1.59	$0.05	$0.98	$1.16
Weighted Average number of shares outstanding	4,420,938	4,392,570	4,392,120	3,483,670	3,343,572

Key Operating Ratios

	For the Year EndedDecember 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Performance Ratios:
Return on average assets	1.04%	2.14%	0.12%	1.66%	1.82%
Return on average common equity	12.00	29.56	1.04	21.90	37.68
Interest rate spread	2.77	2.82	2.90	1.83	1.56
Net interest margin	3.80	3.79	3.79	3.10	1.68
Noninterest expense to average assets	11.00	9.27	8.74	10.37	9.32
Efficiency ratio	58.67	61.74	84.20	71.31	66.48
Cash dividend payout ratio	6.45	3.14	—	—	—

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.94	1.08	0.70	1.82	0.61
Nonperforming loans to total gross loans at end of period	0.78	1.18	0.75	1.77	0.45
Allowance for loan losses to total gross loans at end of period (1)	0.36	0.26	0.30	0.29	0.06
Allowance for loan losses to nonperforming loans at end of period	45.70	22.25	39.80	16.32	13.91

Mortgage Origination and Servicing Data:
Mortgage loans originated or purchased	$2,847,787	$3,140,861	$1,091,759	$2,305,584	$2,436,846
Mortgage loans sold	2,892,859	2,961,455	1,055,609	2,363,508	2,323,863
Mortgage loans serviced for others	2,061,004	1,186,054	767,139	939,854	1,198,851
Capitalized value of mortgage servicing rights	13,800	14,833	6,797	11,028	15,510

(1) Includes loans held for sale

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Pelican Financial serves as the holding company of Pelican National and Washtenaw.  Pelican Financial’s operations involve both mortgage banking and retail banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.  The retail banking segment involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples, Fort Myers and San Carlos, Florida.

The tables below contains certain information for Pelican Financial’s business segments for the periods shown.

	Mortgage Banking Segment	Retail Banking Segment	Consolidated
	(In thousands)
Revenues
Year ended
December 31, 2002	$43,194	$11,597	$54,402
December 31, 2001	45,319	10,307	55,110
December 31, 2000	18,124	9,165	26,927

Earnings (Loss) Before Income Taxes
Year ended
December 31, 2002	3,364	2,893	5,698
December 31, 2001	10,261	1,154	10,642
December 31, 2000	(969)	1,887	346

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

Technology

It was a busy and productive year at Washtenaw especially from a technology standpoint. Among the major technological accomplishments for 2002, we:

•                  Completed a major upgrade of our web server and production server to greatly increase both processing speed and capacity.

•                  Issued another release of our proprietary WMC Net 2.0 program. The latest iteration adds efficiency and enhances user-friendliness.

•                  Expanded our On-line rate-lock system enabling brokers to order funds for closing and use our system to prepare loan-closing documents for electronic delivery to closing facilities nearly anywhere in the county. This is a major step forward in efficiency and convenience.

•                  Introduced Fast-Track Processing that will allow select high-quality loans to be approved virtually instantly.  Another advantage: Brokers can receive funding almost immediately. This reduction in loan-processing time will set us apart as an industry leader in customer convenience.

•                  Accomplished the full integration of our new Loan Accelerator On-Line Submission System that vastly improves our efficiency and significantly lowers turn-around time. The new Accelerator program allows for nearly-hands-free loan approvals in a reduced time period.

•                  Launched a new Internet Chat-Helpline that enables clients to receive on-line answers to common loan questions while they are completing the applications process. This has proven very popular with clients who are still using dial-up access connections.

•                  And moved forward to streamline our document management capabilities with the start of document imaging. This will enable us to phase out most if not all of the paperwork used in the loan process. In addition to lowering costs, document imaging will appreciably speed the retrieval of loan files.

Average Balance Sheet.  The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.

	Years Ended December 31,
	2002			2001			2000
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$19,303	$323	1.67%	$5,270	$220	4.17%	$5,702	$345	6.05%
Securities	7,799	474	6.08	6,525	412	6.31	6,625	435	6.57
Loans receivable, net	297,595	21,117	7.10	288,068	23,964	8.32	154,265	15,464	10.02
Total interest-earning assets	324,697	21,914	6.75	299,863	24,596	8.20	166,592	16,244	9.75
Noninterest-earning assets:
Cash and due from banks	5,448			3,002			1,612
Allowance for loan losses	(1,028)			(655)			(421)
Other assets	30,861			22,068			19,708
Total assets	359,978			324,278			187,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$813	7	0.86%	$1,106	22	1.99%	$1,088	25	2.30%
Money market accounts	6,160	141	2.29	4,110	157	3.82	2,679	116	4.33
Savings deposits	11,874	297	2.50	12,576	425	3.38	15,016	623	4.15
Time deposits	57,671	2,796	4.85	52,869	3,296	6.23	44,008	2,728	6.20
Other borrowings	163,612	6,321	3.86	175,148	9,320	5.32	82,302	6,445	7.83
Total interest-bearing liabilities	240,130	9,562	3.98	245,809	13,220	5.38	145,093	9,937	6.85
Noninterest-bearing liabilities:
Demand deposits	48,169			20,340			8,411
Other liabilities	40,492			34,645			12,753
Stockholders’ equity	31,187			23,484			21,234
Total liabilities and stockholders’ equity	$359,978			$324,278			$187,491
Interest rate spread			2.77%			2.82%			2.90%
Net interest income and net interest margin		$12,352	3.80%		$11,376	3.79%		$6,307	3.79%

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

The following table contains certain information regarding changes in interest income and interest expense of Pelican Financial for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:

A.                                   changes in volume (changes in volume multiplied by the old interest rate); and

B.                                     changes in rates (changes in interest rates multiplied by the old average volume).

	Year Ended December 31, 2002 vs. Year Ended December 31, 2001			Year Ended December 31, 2001 vs. Year Ended December 31, 2000
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume (1)	Rates (1)		Volume (1)	Rates (1)
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold	$103	$133	$(30)	$(125)	$(25)	$(100)
Securities	62	77	(15)	(23)	(6)	(17)
Loans receivable, net	(2,847)	826	(3,673)	8,500	10,574	(2,074)
Total interest income	(2,682)	1,036	(3,718)	8,352	10,543	(2,191)

INTEREST-BEARING LIABILITIES:
NOW accounts	(15)	(5)	(10)	(3)	—	(3)
Money market accounts	(16)	65	(81)	41	53	(12)
Savings deposits	(128)	(23)	(105)	(198)	(92)	(106)
Time deposits	(500)	345	(845)	568	552	16
Short term borrowings	(2,999)	(581)	(2,418)	2,875	4,016	(1,141)
Total interest expense	(3,658)	(199)	(3,459)	3,283	4,529	(1,246)

Net change in interest income	$976	$1,235	$(259)	$5,069	$6,014	$(945)

(1)                                  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Financial Condition

General.  At December 31, 2002, total assets were $385.7 million compared to $374.6 million at December 31, 2001, representing an increase of $11.1 million or 3%.  Management is committed to growing the balance sheet with quality assets that provide the appropriate yields.  The following is a discussion of the significant fluctuations between the December 31, 2002 and 2001 balance sheets.

Assets

Cash and Cash Equivalents.  Cash and cash equivalents were $57.4 million at December 31, 2002 compared to $16.9 million at December 31, 2001.  The increase of $40.5 million or 240% was primarily the result of an increase in interest bearing deposits in other banks of $34.4 million.  Pelican National had excess liquidity resulting from increased deposits due to Washtenaw maintaining all of the investor accounts related to its servicing portfolio at Pelican National.  The balances in these accounts have increased as the overall servicing portfolio increased.  Due to the fluctuation in balances of these accounts, Pelican National typically invested the deposits in interest-bearing deposits and federal funds sold.

Accounts receivable.  At December 31, 2002, accounts receivable totaled $7.9 million compared to $7.4 million at December 31, 2001.  The increase of $500,000 or 7% was primarily the result of an increase in receivables related to the sale of mortgage servicing rights by Washtenaw.  Washtenaw entered into an agreement to sell mortgage loan servicing on December 31, 2002.  A down payment was received but approximately $2.3 million will be received upon transfer of the mortgage loans servicing in the first and second quarter of 2003.  The $2.3 million was offset by the collection of outstanding receivables from previous mortgage loans servicing sales.

Loans held for sale.  At December 31, 2002, loans held for sale was $192.5 million compared to $231.5 million at December 31, 2001.  This decrease of $39.0 million or 17% was the result of a reduction in the amount of time between the origination of the mortgage loan and the sale of the loan to the secondary market.  This improvement was due to additional employees and improved processes.  The majority of the remaining loans will be sold in the first quarter of 2003.

Loans Receivable.  Total portfolio loans were $104.4 million at December 31, 2002, an increase of $9.9 million or 10% from $94.5 at December 31, 2001.  This increase resulted primarily from increases in commercial and residential real estate lending production at Pelican National.  The increased production was offset by a significant increase in loans being paid in full.  This was caused by the numerous reductions in key interest rate drivers by the federal government.

Mortgage Servicing Rights.  Total mortgage servicing rights were $13.8 million at December 31, 2002, a decrease of $1.0 million or 7% from $14.8 million at December 31, 2001.  The mortgage servicing portfolio increased $875.0 million, or 74%, from December 31, 2001 to December 31, 2002, as Washtenaw has retained the servicing rights on a portion of current mortgage loan production.  This increase in the servicing portfolio resulted in additions to the mortgage servicing rights asset of $31.4 million for the year ended December 31, 2002.  However, these additions were more than offset by $13.2 million of amortization and impairment valuation adjustments on the servicing rights and $19.2 million in mortgage servicing rights sales for the year ended December 31, 2002.  The impairment valuation adjustments were due to a significant decrease in mortgage interest rates, throughout the year resulting in increases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.

Other Real Estate Owned.  Other real estate owned increased to $1.3 million at December 31, 2002.  This was an increase of $1.1 million compared to $200,000 at December 31, 2001.  The increase was the result of increased repurchases of non-performing loans by Washtenaw.  In prior years, Washtenaw would often indemnify or reimburse the current owner of the loan.  Management made the decision during the year to analyze the offers being accepted by the current holder of the loan to ensure that below market sales prices were not being accepted.  Based on this analysis, Washtenaw would be required to repurchase the loans, and ultimately foreclose on the property, in instances where Washtenaw instructed the current holder of the loan not to accept the sales offer.

Premises and Equipment.  Premises and equipment increased to $2.4 million at December 31, 2002 from $1.4 million at December 31, 2001.  The $1.0 million increase was the result of the purchase of the bank branch in San Carlos by Pelican National and several technological improvements at Washtenaw.  The most significant include document imaging and an online loan submission platform for our customers.

Liabilities

Deposits.  Total deposits were $153.8 million at December 31, 2002 compared to $103.5 million at December 31, 2001, representing an increase of $50.3 million or 49%.  The increase was due to several factors.  Washtenaw has increased its servicing portfolio, which resulted in an increase in custodial deposits on hand at the end of the year.  The remaining increase is the result of an increased focus on generating new deposits which included the opening of a third retail bank branch.

Due to Bank.  Due to bank was $34.8 million at December 31, 2002 compared to $32.6 at December 31, 2001.  The increase of $2.2 million or 7% was due to the increase of mortgage loan production at Washtenaw in the fourth quarter of 2002.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable.  Notes payable was $43.9 million at December 31, 2002 compared to $72.0 million at December 31, 2001.  This decrease of $28.1 million or 39% was primarily caused by a decrease in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements.  Repurchase agreements were $83.0 million at December 31, 2002 compared to $109.6 million at December 31, 2001.  This decrease of $26.6 million or 24% was primarily the result of a decrease in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, the repurchase agreements balance will typically move in direct correlation to the loans held for sale balance.

Federal Home Loan Bank Borrowings.  During the year, Federal Home Loan Bank borrowings increased from $16.0 million  $18.0 million at December 31, 2002.  The increase of $2.0 million or 13% was due to Pelican National obtaining additional liquidity to fund the growth of its loan portfolio.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

General.  Pelican Financial’s net income for the year ended December 3l, 2002 was $3.7 million or $0.84 per share, diluted, compared to $7.0 million or $1.59 per share, diluted, for the year ended December, 31, 2001.  The decrease of $3.3 million for the year ended December 31, 2002 was primarily the result of increases in net interest income and noninterest income including servicing income and gains on sales of mortgage servicing rights offset by increases in amortization of mortgage servicing rights and mortgage servicing rights valuation adjustments.

Loan Production.  The volume of loans produced for the year ended December 31, 2002 totaled $2.9 billion, as compared to $3.2 billion for the year ended December 31, 2001, reflecting a decrease of $300.0 million, or approximately 9%.  The decrease in loan production was due to a moderate reduction in loan production during the summer months in 2002 compared to 2001.  During 2002, mortgage rates started to improve at the end of the second quarter, however it took several months before Washtenaw’s volume began to improve.

At December 31, 2002 and 2001, Pelican Financial’s pipeline of locked loans in process was $240.0 million and $128.0 million, respectively.  Historically, approximately 75% to 90% of the locked pipeline of loans in process have funded.  For the year ended December 31, 2002, Pelican Financial received 33,738 new loan applications compared to 47,472 new loan applications received for the year ended December 31, 2001.  These new loan applications result in an average daily rate of applications of $16.5 million and $22.1 million for 2002 and 2001 respectively.  The factors that affect the percentage of applications received and funded during a given time period include the movement and direction of interest rates, the average length of loan commitments issued, the creditworthiness of applicants, Pelican Financial’s loan processing efficiency, and loan pricing decisions.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management.  During the year ended

December 31, 2002, the provision for loan losses was $300,000 compared to $562,000 for the year ended December 31, 2001.  As of December 31, 2002 and 2001, the allowance for loan losses was 1.01% and 0.90% of loans receivable at the end of the period.  For more information on the allowance for loan losses, see “Business-Asset Quality.”

Net Interest Income.  Net interest income (interest earned net of interest charges) totaled $12.4 million for the year ended December 31, 2002, as compared to $11.4 million for the year ended December 31, 2001, representing an increase of $1.0 million or approximately 9%.  The change was primarily due to the decrease in borrowing costs for Washtenaw on its warehouse line and repurchase agreements and an increase in the average balance of loans outstanding.  Each of these agreements calls for charging Washtenaw interest based on the Federal Funds borrowing rate.  The weighted average interest rate for the period ended December 31, 2002 was 2.87% compared to 4.80% for the period ended December 31, 2001.

Loan Servicing.  At December 31, 2002, Pelican Financial serviced, including loans held for sale and mortgage loans receivable, $2.3 billion of loans compared to $1.6 million at December 31, 2001, an increase of 44%.  At December 31, 2002 and 2001, with the exception of servicing related to loans held for sale and a portion of loans receivable in Pelican Financial’s loan portfolio, all loan servicing was servicing for others.  See “Business - Mortgage Loan Servicing Activities.”  The increase in Pelican Financial’s servicing portfolio during the year ended December 31, 2002 was the result of management’s decision to retain the mortgage loan servicing rights on a larger percentage of their loan production.  The weighted-average interest rate of mortgage loans in Pelican Financial’s servicing portfolio at December 31, 2002 was 6.61% compared to 7.00% at December 31, 2001.  The decrease in the weighted average interest rate of mortgage loans in Pelican Financial’s servicing portfolio is primarily the result of portfolio turnover during an industry-wide decreasing interest rate environment.

Pelican Financial recorded amortization and net impairment of its mortgage servicing rights for the year ended December 31, 2002 of $13.2 million (consisting of amortization of $4.6 million and impairment of $8.6 million), compared to $4.2 million (consisting of amortization of $2.1 million and impairment of $2.1 million) for the year ended December 31, 2001.  The factors affecting the amount of amortization and impairment of mortgage servicing rights recorded in an accounting period include the loan type (conventional fixed or adjustable rate), the term (15, 20, or 30 year or balloon), the date of loan acquisition, the cost of servicing the loans based on the industry, and the actual and assumed prepayment and interest rates.  For further information related to the amortization and impairment of mortgage servicing rights, see Note 1 to Pelican Financial’s Notes to Consolidated Financial Statements under the subheading “Mortgage Servicing Rights, Net.”

During the year ended December 31, 2002, the prepayment rate of Pelican Financial’s servicing portfolio was 22.88%, compared to 20.19% for the year ended December 31, 2001.  In general, the prepayment rate is affected by the level of refinance activity, which in turn is driven by the relative level of mortgage interest rates, and activity in the home purchase market.  While the prepayment rate did not increase significantly, the actual loan payoffs increased to $495.5 million for the year ended December 31, 2002 compared to $215.3 million for the year ended December 31, 2001.   This increase in actual prepayments as well as the increase in projected prepayments was the primary factor in the mortgage servicing rights valuation adjustments during 2002.

Compensation and Employee Benefits Expense.  Compensation and benefits totaled $16.6 million for the year ended December 31, 2002 compared to $17.1 million for the year ended December 31, 2001, representing a decrease of approximately $500,000 or 3%.  The decrease during 2002 was the result of a decrease in commissions paid to the business consultants at Washtenaw due to the decreased loan production.  The decrease also was the result of a reduction in bonus compensation paid at Washtenaw as a result of the reduction in earnings.  These were offset by an increase in overall compensation paid to hourly employees due to the increase in the number of employees and health care costs.

Occupancy and Equipment Expense.  Occupancy and equipment expense totaled $2.0 million for the year ended December 31, 2002 compared to $1.7 million for the year ended December 31, 2001.  The increase was due to Washtenaw being in their new offices for the entire year.  Washtenaw moved in September of 2001.  In addition, Pelican National opened a third bank branch during the fourth quarter of 2002.

Other Noninterest Expense.  Other noninterest expenses totaled $6.5 million for the year ended December 31, 2002 compared to $5.7 million for the year ended December 31, 2001, representing an increase of $800,000 or 14%.  Other noninterest expense consists primarily of office and computer supplies, legal, auditing and servicing foreclosure expenses.  The increase during 2002 was primarily attributable to the increase in operations and staffing levels of Washtenaw during the year.

Profitability of Mortgage Banking Activities.  For the year ended December 31, 2002, Pelican Financial’s net income from mortgage banking activities was $2.2 million compared to a net income of $6.8 million for the year ended December 31, 2001.  The decrease of $5.4 million was primarily due to the moderate decrease in mortgage loan production and the mortgage servicing rights valuation adjustment.

Gain on sales of mortgage servicing rights and loans for the year ended December 31, 2002 totaled $25.0 million.  For the year ended December 31, 2001, gain on sale of mortgage servicing rights and loans was $26.5 million.  The $1.5 million decrease represents a 6% decrease between periods.  This is consistent with decrease in mortgage loan production during the years.

Gain on sale of mortgage servicing rights and loans, included concurrent sales of servicing rights.  The gain on sale of mortgage servicing rights and loans resulted from the sale of loans with an aggregate principal balance of approximately $2.9 billion for the year ended December 31, 2002 as compared to $3.0 billion for the year ended December 31, 2001.  For the year ended December 31, 2001 Washtenaw sold servicing rights on approximately half of its current production under a concurrent transfer agreement.

Net interest income for the year ended December 31, 2002, was $5.8 million.  For the year ended December 31, 2001 interest income was $6.3 million.  The decrease of $500,000 is attributable to a moderate decrease in loan inventory.

Income from servicing operations totaled $6.1 million for the year ended December 31, 2002.  For the year ended December 31, 2001, servicing income was $2.7 million.  Beginning in the fourth quarter of 2001, Washtenaw has retained a higher percentage of its loan production.  This was due to the decrease in servicing premiums being paid in the concurrent market industry wide.  While this strategy resulted in $8.6 million in loan servicing right valuation adjustments, management believes at the current prices, retaining a portion of the current production is the prudent long term strategy.

Profitability of Retail Banking Activities.  For the year ended December 31, 2002, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $1.9 million.  For the year ended December 31, 2001 Pelican National’s net income was $759,000.  The increase in net income of $1.1 million or 151% was primarily attributable to an increase in net interest income.

Net interest income increased due to the additional deposits held by Pelican National related to Washtenaw’s mortgage loan servicing portfolio.  Pelican National does not pay interest on these deposits to Washtenaw and this improves their net interest margin.  At year end December 31, 2002 and 2001, Washtenaw’s deposit represented approximately 50% and 30% of total deposits respectively.

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

Loan Servicing.  At December 31, 2001, Pelican Financial serviced, including mortgage loans held for sale and mortgage loans receivable, $1.6 billion of loans compared to $907.1 million at December 31, 2000, an increase of 77%.  At December 31, 2001 and 2000, with the exception of servicing related to loans held for sale and a portion of loans receivable in Pelican Financial’s loan portfolio, all loan servicing was servicing for others.  See “Business - Mortgage Loan Servicing Activities.”  The increase in Pelican Financial’s servicing portfolio during the year ended December 31, 2001 was the result of loan originations increasing industry wide thus causing Washtenaw’s mortgage servicing portfolio to increase as well.  The weighted-average interest rate of mortgage loans in Pelican Financial’s servicing portfolio at December 31, 2001 was 7.00% compared to 7.65% at December 31, 2000.  The decrease in the weighted average interest rate of mortgage loans in Pelican Financial’s servicing portfolio is primarily the result of portfolio turnover during an industry-wide decreasing interest rate environment.

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

Interest income for the year ended December 31, 2001, was $14.7 million.  For the year ended December 31, 2000 interest income was $7.7 million.  The increase of $7.0 million is attributable to an increase in loan inventory, which was partially offset by a decrease in mortgage interest rates.  The increase in loan inventory was primarily due to the industry-wide increase in loan originations during 2001.

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

Profitability of Retail Banking Activities.  For the year ended December 31, 2001, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $759,000.  For the year ended December 31, 2000 Pelican National’s net income was $1.2 million.  The decrease in net income of $441,000 or 37% was primarily attributable to an increase in noninterest expense of approximately $900,000, which was offset by an increase in net interest income of $517,000.  The primary factor in the 11% growth in net interest income was growth in net interest earning assets, offset by the effect of reduction of interest rates by the Federal Reserve Board.  The increase in noninterest expense is primarily attributable to hiring additional support staff to support the growth of the retail banking activities.

Liquidity and Capital Resources

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis.  Pelican Financial’s primary source of funds is dividends paid by Washtenaw and Pelican National.  In July 1997, Pelican Financial established a term loan in the amount of $2.0 million, the proceeds of which were contributed to the capital of Pelican National.  The term loan is payable on demand and the interest rate is the weighted average Federal Funds Rate plus 2.75%, which resulted in an effective rate of 4.00% at December 31, 2002 and 4.50% at December 31, 2001.  As of December 31, 2002, the only dividends received by Pelican Financial to make payments pursuant to the term loan have been from Washtenaw.  Dividends paid to Pelican Financial by Washtenaw are also limited by the terms of Washtenaw’s warehouse line of credit discussed below.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The warehouse line of credit has a limit of $90.0 million, of which $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $43.1 million at December 31, 2002 and $70.7 million at December 31, 2001.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 2.75% at December 31, 2002 and 3.25% at December 31, 2001.  The interest rate on the working capital portion of the line of credit is the Federal Funds Rate plus 2.25%.  The warehouse line of credit is payable on demand.  The terms of the warehouse line of credit impose certain limitations on the operations of Washtenaw.  Pursuant to the warehouse line of credit, Washtenaw must maintain a minimum servicing portfolio of $800.0 million, a minimum net worth of $12.0 million calculated in accordance with generally accepted accounting principles, and a minimum adjusted tangible net worth of $17.0 million.  Washtenaw must also maintain a ratio of total indebtedness to adjusted tangible net worth of less than twelve to one and maintain a ratio of adjusted total indebtedness to adjusted tangible net worth of less than one to one.  For purposes of the warehouse line of credit, adjusted tangible net worth is defined as the excess of total assets over total liabilities, with certain additions and subtractions as specified in the warehouse line of credit agreement.

Washtenaw also enters into sales of mortgage loans pursuant to agreements to repurchase.  These agreements typically have terms of less than 90 days and are treated as a source of financing.  The weighted average interest rate on these agreements to repurchase was 2.15% at December 31, 2002 and 2.65% at December 31, 2001.

Pelican Financial received approval from the Federal Reserve Board to increase its term loan to $3.0 million.  At this time, management is not actively attempting to achieve additional financing.

Pelican Financial’s ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for Pelican Financial’s loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates, and governmental regulations.  During the years ended December 31, 2002, 2001 and 2000, Pelican Financial used cash of $2.9 billion, $3.1 billion, and $1.1 billion, respectively, for the purchase of mortgage loans and mortgage servicing rights and the origination of mortgage loans.  During the same periods, Pelican Financial received cash proceeds from the sale of loans and mortgage servicing rights of $2.9 billion, $3.0 billion and $1.1 billion, respectively.  Pelican Financial received cash proceeds from the premiums on the sale of loans of $25.4 million, $26.4 million and $7.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000, respectively.  A significant amount of Pelican Financial’s loan production in any month is funded during the last several business days of that month.

Pelican Financial generally grants commitments to fund mortgage loans for up to 60 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At December 31, 2002, Pelican Financial had outstanding rate-lock commitments to lend $240.0 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $4.8 million.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of December 31, 2002, Pelican Financial had outstanding commitments to sell $232.5 million of mortgage loans.  These commitments will be funded within 90 days.

At December 31, 2002, Pelican National exceeded all applicable regulatory minimum capital requirements as well as the requirement to be considered “well capitalized” for regulatory purposes.  Pelican Financial also exceeded its regulatory minimum capital requirements at December 31, 2002.  For a detailed discussion of the regulatory capital requirements to which Pelican Financial and Pelican National are subject, and for a tabular presentation of compliance with these requirements, see

“Regulation - Pelican Financial,” “Regulation - Pelican National - Capital Requirements,” and Note 12 of Notes to Consolidated Financial Statements.

Impact of New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  SFAS No. 133 was effective beginning January 1, 2001.

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

The secondary marketing department at Washtenaw assesses the interest rate risk associated with the outstanding commitments it has to fund loans (“pipeline”) and loans classified as held for sale (“inventory”).  See Notes 1 and 15 to the consolidated financial statements for a discussion of SFAS 133 and related commitments.

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

Effective January 1, 2001, SFAS No. 133 required each company adopting it to record a cumulative effect of change in accounting principle adjustment.  Pelican Financial recorded an adjustment of $420,000, net of tax.  This loss was the result of interest rate fluctuations from the time the forward sales of mortgage-backed securities were entered into and December 31, 2000.

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and is effective July 1, 2002.  Upon adopting this guidance on July 1, the Company recorded the fair value of rate lock commitments as derivatives, and the amount of the resulting fair value adjustments largely offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  The Company recorded a cumulative effect of change in accounting principle of $413,000, net of tax, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishments of debt were issued in 2002.  Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

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

The following table provides information about Pelican Financial’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002.  The securities available for sale were based upon maturity unless callable by the issuer.  The expected maturity date values for loans receivable were calculated without adjusting the instruments contractual maturity dates for prepayments.  Loans receivable are show excluding the allowance for loan losses.  Loans held for sale, consisting primarily of loans held by Washtenaw, are shown in the period in which they are expected to be sold.  Maturity dates for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

	(Dollars in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value 12/31/2002
Rate sensitive assets:
Federal funds sold	$13,946						$13,946	$13,946
Average interest rate	1.09%
Interest bearing deposits with banks	$33,005						$33,005	$33,005
Average interest rate	1.39%
Securities available for sale	$2,517					$43	$2,560	$2,560
Average interest rate	5.00%					7.13%
Fixed interest rate loans held for sale	$184,841						$184,841	$188,281
Average interest rate	6.35%
Variable interest rate loans held for sale	$7,647						$7,647	$7,790
Average interest rate	5.61%
Fixed interest rate loans receivable	$6,723	$1,984	$3,216	$213	$2,541	$32,554	$47,231	$48,150
Average interest rate	9.09%	8.01%	8.65%	8.30%	11.08%	8.21%
Variable interest rate loans receivable	$36,159	$9,841	$8,785	$1,259	$199	$2,121	$58,364	$59,499
Average interest rate	7.84%	8.34%	7.82%	7.49%	6.72%	7.09%

Rate sensitive liabilities:
Savings deposits	$21,616						$21,616	$21,616
Average interest rate	1.55%
Certificates of deposits	$21,318	$6,152	$4,068	$32	$13,243		$44,813	$47,118
Average interest rate	1.49%	2.78%	2.95%	5.27%	5.47%
Notes payable	$43,579	$287					$43,866	$43,864
Average interest rate	2.82%	4.06%
Repurchase agreements	$82,988						$82,988	$82,988
Average interest rate	2.21%
Federal Home Loan Bank borrowings		5,000				$13,000	$18,000	$18,468
Average interest rate		6.89%				5.34%

Item 8.    Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Pelican Financial, Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Pelican Financial, Inc. (the “Company’), as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001 and July 1, 2002, the Company adopted new accounting guidance on derivative instruments.

/s/ Crowe, Chizek and Company LLP
Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 21, 2003

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001
ASSETS
Cash and cash equivalents
Cash and due from banks	$10,410,554	$2,791,630
Interest-bearing deposits	33,005,000	—
Federal funds sold	13,946,381	14,093,000
Total cash and cash equivalents	57,361,935	16,884,630
Accounts receivable, net	7,962,115	7,420,360
Securities available for sale	2,560,305	5,085,142
Federal Reserve & Federal Home Loan Bank Stock	1,330,000	1,070,000
Loans held for sale	192,488,348	231,514,620
Loans receivable, net of allowance of $1,062,109 and $856,216	104,533,053	94,460,119
Mortgage servicing rights, net	13,799,691	14,832,785
Other real estate owned	1,293,148	199,687
Premises and equipment, net	2,410,902	1,394,353
Other assets	1,958,466	1,691,898

	$385,697,963	$374,553,594

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$87,304,821	$36,195,274
Interest-bearing	66,428,958	67,277,136
Total deposits	153,733,779	103,472,410
Due to bank	34,849,016	32,604,902
Notes payable	43,866,403	71,980,487
Repurchase agreements	82,987,994	109,594,673
Federal Home Loan Bank borrowings	18,000,000	16,000,000
Other liabilities	20,430,113	12,717,415
Total liabilities	353,867,305	346,369,887

Commitments and contingencies

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,440,241 and 4,393,194 outstanding at December 31, 2002 and 2001	44,402	43,932
Additional paid in capital	15,345,573	15,187,942
Retained earnings	16,426,842	12,951,072
Accumulated other comprehensive income, net of tax	13,841	761
Total shareholders’ equity	31,830,658	28,183,707

	$385,697,963	$374,553,594

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income

Years ended December 31, 2002, 2001 and 2000,

	2002	2001	2000
Interest income
Loans, including fees	$21,117,325	$23,964,167	$15,464,260
Investment securities, taxable	473,410	411,616	434,935
Federal funds sold and overnight accounts	322,980	219,848	344,708
Total interest income	21,913,715	24,595,631	16,243,903

Interest expense
Deposits	3,240,473	3,900,481	3,492,077
Other borrowings	6,321,347	9,319,827	6,445,475
Total interest expense	9,561,820	13,220,308	9,937,552

Net interest income	12,351,895	11,375,323	6,306,351

Provision for loan losses	300,000	562,000	257,000

Net interest income after provision for loan losses	12,051,895	10,813,323	6,049,351

Noninterest income
Gain on sale of securities, net	162,776	—	—
Service charges on deposit accounts	155,609	118,240	83,612
Servicing income	6,128,337	2,714,590	2,615,467
Gain on sales of mortgage servicing rights and loans, net	25,382,161	26,422,946	7,187,433
Other income	659,055	1,258,666	796,837
Total noninterest income	32,487,938	30,514,442	10,683,349

Noninterest expense
Compensation and employee benefits	16,587,169	17,131,080	8,666,530
Occupancy and equipment	1,979,781	1,709,627	1,506,436
Telephone	565,751	617,183	419,893
Postage	667,421	682,050	358,012
Amortization of mortgage servicing rights	4,544,949	2,070,439	1,968,042
Mortgage servicing rights valuation adjustment	8,616,240	2,117,882	112,609
Other noninterest expense	6,506,718	5,721,674	3,354,563
Total noninterest expense	39,468,029	30,049,935	16,386,085

Income before income taxes and cumulative effect of change in accounting principle	5,071,804	11,277,830	346,615

Provision for income taxes	1,743,149	3,854,325	126,320

Income before cumulative effect of change in accounting principle	3,328,655	7,423,505	220,295

Cumulative effect of change in accounting principle, net of tax	413,449	(420,495)	—

Net income	$3,742,104	$7,003,010	$220,295

Basic earnings per share before cumulative effect of change in accounting principle	$0.76	$1.69	$0.05
Diluted earnings per share before cumulative effect of change in accounting principle	$0.75	$1.69	$0.05

Per share cumulative effect of change in accounting principle	0.09	(0.10)	—

Basic earnings per share	$0.85	$1.59	$0.05
Diluted earnings per share	$0.84	$1.59	$0.05

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2002, 2001 and 2000

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at January 1, 2000	3,992,836	$39,928	$13,631,156	$7,504,631	$(184,359)	$20,991,356

Net income				220,295		220,295

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale					152,426	152,426
Comprehensive income						372,721

Balance at December 31, 2000	3,992,836	39,928	13,631,156	7,724,926	(31,933)	21,364,077

Net income				7,003,010		7,003,010

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale					32,694	32,694
Comprehensive income						7,035,704

Issuance of 10% stock dividend	399,258	3,993	1,553,211	(1,557,204)		—

Exercise of stock options	1,100	11	3,575			3,586

Cash dividend of $.05 per share				(219,660)		(219,660)

Balance at December 31, 2001	4,393,194	43,932	15,187,942	12,951,072	761	28,183,707

Net income				3,742,104		3,742,104

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale					13,080	13,080
Comprehensive income						3,755,184

Cash dividend of $.06 per share				(266,334)		(266,334)

Exercise of stock options and warrants	47,047	470	157,631			158,101

Balance at December 31, 2002	4,440,241	$44,402	$15,345,573	$16,426,842	$13,841	$31,830,658

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities
Net income	$3,742,104	$7,003,010	$220,295
Adjustments to reconcile net income to net cash from operating activities
Cumulative effect of change in accounting principle	(413,449)	420,495	—
Amortization (accretion) of securities, net	(8,927)	(5,050)	(19,962)
Amortization of mortgage servicing rights	4,544,949	2,070,439	1,968,042
Mortgage servicing rights valuation adjustment	8,616,240	2,117,882	112,609
Gain on sales of mortgage servicing rights and loans, net	(25,382,161)	(26,422,946)	(7,187,433)
Provision for loan losses	300,000	562,000	257,000
Gain on sale of securities	(162,776)	—	—
Depreciation	553,585	421,760	434,402
Purchases and origination of mortgage loans held for sale	(2,880,985,332)	(3,148,147,819)	(1,075,383,892)
Proceeds from sale of mortgage loans held for sale	2,912,514,419	2,984,567,013	1,042,949,756
Changes in assets and liabilities that (used) provided cash Accounts receivable and other assets	(815,061)	(1,561,270)	(1,842,799)
Other liabilities	7,712,698	8,244,560	(530,944)

Net cash provided (used) by operating activities	30,216,289	(170,729,926)	(39,022,926)

Cash flows from investing activities
Loan originations, net	(10,372,934)	(22,657,775)	(20,607,996)
Proceeds from sales of mortgage servicing rights	21,164,700	42,260,413	22,246,232
Other real estate owned, net	(1,093,461)	(82,198)	422,380
Property and equipment expenditures, net	(1,570,134)	(937,200)	(449,500)
Proceeds from sales of securities available for sale	37,566,798	—	—
Purchase of securities available for sale	(39,230,522)	(4,560,000)	—
Proceeds from maturities and principal repayments of securities available for sale	4,380,082	5,393,372	263,995
Purchase of Federal Bank Stock	(260,000)	(100,000)	(290,000)
Net cash provided by investing activities	10,584,529	19,316,612	1,585,111

Cash flows from financing activities
Increase in deposits	50,261,369	21,463,958	19,698,290
Increase in due to bank	2,244,114	20,097,551	411,813
Cash dividends	(266,334)	(219,660)	—
Increase (decrease) in notes payable due on demand	(28,114,084)	44,164,775	2,482,102
Advances on Federal Home Loan Bank borrowings	4,000,000	2,000,000	9,000,000
Repayments on Federal Home Loan Bank borrowings	(2,000,000)	—	(3,000,000)
Proceeds from exercise of stock options	158,101	3,586	—
Increase (decrease) in repurchase agreements	(26,606,679)	70,613,440	17,136,432
Net cash provided (used) by financing activities	(323,513)	158,123,650	45,728,637

Net change in cash and cash equivalents	40,477,305	6,710,336	8,290,822

Cash and cash equivalents at beginning of year	16,884,630	10,174,294	1,883,472

Cash and cash equivalents at end of year	$57,361,935	$16,884,630	$10,174,294

Supplemental cash disclosures
Interest paid	$9,455,963	$13,311,080	$9,726,793
Income taxes paid	3,804,000	95,000	973,270

Non-cash investing activity
Loans transferred to held for sale	—	16,569,029	—
Loans recorded under GNMA repurchase option	8,140,471	—	—

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:

Pelican Financial, Inc. (Pelican Financial) is a registered bank holding company.  Pelican Financial owns Washtenaw Mortgage Company (Washtenaw) and Pelican National Bank (Pelican National).

Washtenaw is a Michigan corporation which engages in mortgage banking activities and, as such, acquires, sells and services one-to-four unit residential mortgage loans.  Washtenaw acquires and services residential mortgage loans in 40 states.

Pelican National commenced operations as a national bank in Naples, Florida on August 25, 1997.  The Bank presently operates three full-service banking facilities and engages primarily in the business of attracting deposits from the general public.  The Bank uses such deposits, together with other funds, to originate and purchase commercial, real estate and consumer loans for sale in the secondary market and for holding in its own portfolio.

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

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures and actual results could differ from those estimates.  The fair value of financial instruments, the valuation of mortgage servicing rights, the valuation of loans held for sale, the allowance for loan losses and the status of contingencies are particularly subject to change.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, federal funds sold, interest-bearing deposits in banks, and funds due from banks.  Pelican Financial considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  Washtenaw was in a book overdraft position at December 31, 2002 and 2001, which is shown in the accompanying balance sheet as due to bank.

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

The line item in the balance sheet included $4,592,696 and $3,324,657 at December 31, 2002 and 2001 of receivables from sales of mortgage servicing rights.  Further, the line item was net of an allowance for doubtful accounts and minor contingencies of $77,608 and $52,543 at December 31, 2002 and 2001.

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

Pelican Financial purchases derivatives that include U.S. Treasury options and forward contracts to deliver loans and mortgage-backed-securities.  Treasury options and forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process.  The loans held for sale are generally sold into the forward contracts.  Beginning January 1, 2001 under FAS 133, Treasury options and forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges.  Additionally, we enter into commitments to originate loans for which the interest rate is determined prior to funding (rate lock commitments). Beginning July 1, 2002, rate lock commitments on loans held for sale are considered to be derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that changes in market interest rates subsequent to the commitment date have on the value of the related loan.  The fair value of derivatives is included with the balance of loans held for sale.  Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sales of mortgage servicing rights and loans, net.

Loans Receivable and Allowance for Loan Losses:

Loans receivable, for which management has the ability and intent to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of deferred fees and costs and an allowance for loan losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  In addition, management considers various characteristics of each individual loan, or pool of loans, such as credit scores, loan to value ratios, the type of collateral and payment history.  Management will also look at the financial strength of personal guarantors when applicable.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.  Loan losses are charged against the allowance when management confirms the loan balance is not collectable.

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

GNMA Repurchase Option:

Under the agreement to sell loans to GNMA, Pelican Financial has the option, but not an obligation, to repurchase sold loans that have defaulted.  Since  Pelican Financial has gained the ability to control the defaulted loans, the loans are recorded as an asset and a repurchase liability at the repurchase price.  As of December 31, 2002, Pelican Financial had $8,140,471 of related loans included in loans held for sale and other liabilities.

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

Income Taxes:

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.  To the extent current available evidence raises doubt about the future realization of a deferred tax asset, a valuation allowance is established.

Cumulative Effect of Change in Accounting Principle:

Beginning January 1, 2001, Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  The effect of adopting SFAS 133 at January 1, 2001 was a charge to operations of $420,495, net of tax reported as a cumulative effect of change in accounting principle.  This change consisted of expense of $689,152 to record a loss on forward contracts, offset by revenue of $53,657 on hedged loans held for sale and a tax benefit of $215,000.

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and was effective July 1, 2002.  Upon adopting this guidance on July 1, the Company recorded the fair value of rate lock commitments as derivatives, and the amount of the resulting fair value adjustment largely offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  The Company recorded a cumulative effect of change in accounting principle of $413,499, net of tax expense of $212,989, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

Operating Segments:

Internal financial information is primarily reported and aggregated in two lines of business, retail banking and mortgage banking.  See Note 20 for segment information.

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

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise plan equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earning per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2002	2001	2000
Net income as reported	$3,742,104	$7,003,010	$220,295
Deduct: Stock-based compensation expense determined under fair value based method	60,670	95,375	140,688
Pro forma net income	$3,681,434	$6,907,635	$79,607

Basic earnings per share as reported	$0.85	$1.59	$0.05
Pro forma basic earnings per share	0.83	1.57	0.02

Diluted earnings per share	$0.84	$1.59	$0.05
Pro forma diluted earnings per share	0.82	1.57	0.02

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

	2002	2001	2000
Risk-free interest rate	3.03%	4.92%	6.29%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	.81	.38	.42
Dividend yield	.91%	1.19%	—
Weighted average fair value per option granted	$2.24	$1.01	$1.54

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

Effective January 1, 2002, the Company adopted a new accounting standard on impairment and disposal of long-lived assets.  The adoption of this new standard had no effect on the financial statements

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishments of debt were issued in 2002.  Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company’s financial condition or results of operations.

Reclassification:

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The fair value and related unrealized gains and losses on securities available for sale recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2002
U.S. Government Agencies	$2,517,188	$20,290	$—
Mortgage Backed Securities	43,117	682	—
	$2,560,305	$20,972	$—
2001
U.S. Government Agencies	$3,570,000	$10,000	$—
Mortgage Backed Securities	1,515,142	4,578	(13,425)
	$5,085,142	$14,578	$(13,425)

The fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

Fair Value

Due in one year or less	$—
Due after one year through five years	2,517,188
Mortgage-Backed Securities	43,117

$2,560,305

Proceeds and gross gains from the sales of securities totaled $37,566,798 and $162,776.  There were no sales in 2001 or 2000.

NOTE 3 - LOANS RECEIVABLE

Loans receivable consist of the following:

	2002	2001
Commercial, financial and agricultural	$962,713	$703,468
Commercial real estate	59,542,563	34,923,223
Residential real estate	43,377,309	55,951,132
Installment loans	1,712,577	3,738,512
	105,595,162	95,316,335
Deduct allowance for loan losses	(1,062,109)	(856,216)

Loans receivable, net	$104,533,053	$94,460,119

Activity in the allowance for loan losses for the years are as follows:

	2002	2001	2000

Balance at beginning of period	$856,216	$507,513	$373,879
Provision for loan losses	300,000	562,000	257,000
Loans charged-off	(106,789)	(214,787)	(125,677)
Recoveries	12,682	1,490	2,311

Balance at end of period	$1,062,109	$856,216	$507,513

Impaired loans are as follows:

	2002	2001

Year-end loans with no allocated allowance for loan losses	$1,378,468	$1,762,822
Year-end loans with allocated allowance for loan losses	207,005	130,682
	$1,585,473	$1,893,504

Amount of the allowance for loan losses allocated	$27,252	$24,500

Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be include in one category.

	2002	2001	2000

Average of impaired loans during the year	$2,079,423	$1,287,694	$1,053,000
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	$—	$—	$—

Non performing loans were as follows:

	2002	2001

Loans past due over 90 days still on accrual	$766,661	$1,954,799
Non-accrual loans	1,557,450	1,893,504

Loans to related parties are as follows:

	2002	2001
Beginning of year	$1,017,428	$100,507
New loans	904,825	1,036,250
Paid in full/sales	(918,534)	—
Repayments	(103,644)	(119,329)

End of year	$900,075	$1,017,428

NOTE 4 - MORTGAGE LOANS SERVICED

Mortgage Servicing Rights:

Activity related to mortgage servicing rights is summarized below:

	2002	2001	2000

Balance at beginning of period	$17,688,195	$7,534,125	$11,653,387
Additions	31,361,613	52,161,521	18,598,500
Sales	(21,796,513)	(39,937,012)	(20,749,720)
Amortization	(4,544,949)	(2,070,439)	(1,968,042)
Balance at end of period	22,708,346	17,688,195	7,534,125

Valuation allowance at beginning of period	(2,855,410)	(737,528)	(624,919)
Adjustment for impairment	(8,616,240)	(2,117,882)	(112,609)
Adjustment for sale of servicing rights	2,562,995	—	—
Valuation allowance at end of period	(8,908,655)	(2,855,410)	(737,528)

Net	$13,799,691	$14,832,785	$6,796,597

The estimated fair value of mortgage servicing rights as of December 31, 2002, 2001 and 2000 was $13,923,751, $14,980,635 and $7,584,000, respectively.

Servicing of Mortgage Loans:

Pelican Financial sells mortgage loans to secondary market investors.  Pelican Financial collects monthly principal and interest payments and performs certain escrow services for investors.  Pelican Financial’s servicing portfolio of loans is principally in Colorado, Florida, Illinois, Indiana, Kentucky, Michigan, Ohio, Georgia, Minnesota, Pennsylvania, Louisiana, North Carolina and South Carolina.  Pelican Financial’s servicing portfolio for outside parties was approximately $2,061,000,000, $1,186,000,000 and $767,000,000 at December 31, 2002, 2001 and 2000, respectively.  These loans are owned by outside parties and are not included in the assets of the Company.

Washtenaw is responsible for establishing and maintaining escrow and custodial funds aggregating approximately $73,564,542 ($73,564,542 held at Pelican National) $31,485,000 ($30,535,000 held at Pelican National) and $16,761,000 ($16,592,000 held at Pelican National) at December 31, 2002, 2001 and 2000.  The escrow and custodial funds include the loans being serviced while held for sale.  These funds are placed on deposit at Federal Deposit Insurance Corporation (“FDIC”) insured banks and amounts on deposits outside Pelican Financial are not included in the assets and liabilities of the Company.  As is customary in the mortgage banking industry, these funds may be considered by the banks in which such funds are deposited, together with other balances maintained in the banks by the Company, when negotiating credit lines available for Pelican Financial’s use.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment includes the following at year end:

	2002	2001

Land and buildings	$594,377	$—
Computer equipment and software	3,824,183	3,062,691
Furniture and fixtures	1,775,271	1,607,939
Leasehold improvements	232,391	197,856
	6,426,222	4,868,486
Accumulated depreciation and amortization	(4,015,320)	(3,474,133)

	$2,410,902	$1,394,353

NOTE 6 – DEPOSITS

Deposits are comprised of the following at year end:

	2002	2001

Noninterest-bearing	$87,304,821	$36,195,274
Interest -bearing demand	9,116,341	932,830
Savings	12,499,547	16,822,701
	108,920,709	53,950,805
Certificates of deposit:
Under $100,000	16,629,332	16,871,332
Over $100,000	25,965,609	30,865,426
IRAs	2,218,129	1,784,847
Total certificates	44,813,070	49,521,605

	$153,733,779	$103,472,410

At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

2003	$21,318,249
2004	6,152,158
2005	4,067,513
2006	32,112
2007	13,243,038

$44,813,070

NOTE 7 - NOTES PAYABLE

Pelican Financial currently has a warehouse line of credit of $90,000,000, of which $13,500,000 represents a sub-limit for servicing under contract for sale and held for sale, and $7,200,000 represents a working capital sub-limit.  Pelican Financial also has a $791,667 note payable.  All of the borrowings are payable on demand.  The interest rate terms vary and are tied to the federal funds rate (FFR), which was 1.25% and 1.75% at December 31, 2002 and 2001.  Notes payable are summarized as follows:

	December 31, 2002	Terms	December 31, 2001	Terms
Warehouse line	$43,074,736	FFR+1.50%	$68,605,221	FFR+1.50%
Servicing under contract for sale sub-limit	—	FFR+1.875%	—	FFR+1.875%
Working capital sub-limit	—	FFR+2.25%	2,080,599	FFR+2.25%
Other note payable	791,667	FFR+2.75%	1,294,667	FFR+2.75%
	$43,866,403		$71,980,487

The line of credit agreement contains restrictive covenants, among others, requiring Pelican Financial to maintain certain minimum net worth levels, a minimum servicing portfolio and a minimum debt to net worth ratio as defined in the agreement.  These covenants were met at December 31, 2002 and 2001.

Borrowings on the warehouse line of credit agreement are collateralized by mortgage loans held for sale at Washtenaw.  Borrowings on the working capital sub-limit and servicing under contract for sale sub-limit are collateralized by servicing rights relating to Washtenaw’s servicing portfolio.

NOTE 8 - REPURCHASE AGREEMENTS

Pelican Financial enters into sales of mortgage loans under agreements to repurchase (repurchase agreements).  Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the loans sold reflected as a liability in the balance sheet.  The dollar amount of loans underlying the agreements remains in the mortgage loans held for sale account.  The average interest rate during the year was 2.56% and 4.59% for 2002 and 2001, respectively.  The weighted-average interest rate on these repurchase agreements was 2.15% and 2.65% at December 31, 2002 and 2001.  The maximum month end balance during 2002 and 2001 was $153,630,602 and $117,200,379, respectively.  The average balance during 2002 and 2001 was $100,508,582 and $108,103,000, respectively.

NOTE 9 - FHLB BORROWINGS

Year-end advances from the FHLB are as follows:

	2002	2001
2.86% advance, due September 2002	$—	$2,000,000
6.89% advance, due October 2004	5,000,000	5,000,000
5.01% advance, due May 2007	1,000,000	—
5.79% advance, due February 2010	3,000,000	3,000,000
5.97% advance, due March 2010	3,000,000	3,000,000
5.89% advance, due September 2010	3,000,000	3,000,000
3.82% advance, due September 2012	3,000,000	—
	$18,000,000	$16,000,000

The above advances are at a fixed interest rate.  Mortgage loans totaling $28,126,132 at December 31, 2002, were eligible as collateral for these advances under a blanket collateral agreement with the FHLB.

NOTE 10 - FEDERAL INCOME TAXES

The provision for federal income taxes consists of the following:

	2002	2001	2000
Current provision (benefit)	$2,906,632	$1,639,756	$1,296,390
Deferred provision (benefit)	(950,494)	1,999,569	(1,170,070)
Cumulative effect of change in accounting principle	(212,989)	215,000	—
	$1,743,149	$3,854,325	$126,320

The net deferred tax liability is comprised of the following at year end:

	2002	2001
Deferred tax assets
Loan origination costs	$182,587	$209,338
Loan mark to market	701,939	402,205
Loan loss reserve	326,612	236,057
Other real estate owned reserve	458,911	189,408
Other	16,575	54,914
	1,686,624	1,091,922
Deferred tax liabilities
Mortgage servicing rights	(4,169,888)	(4,654,330)
Depreciation	(121,905)	(32,668)
Unrealized gain on securities	(7,131)	(392)
Other	(195,454)	(156,041)
	(4,494,378)	(4,843,431)
Net deferred tax liability	$(2,807,754)	$(3,751,509)

There was no valuation allowance for deferred taxes in 2002 or 2001.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

	2002	2001	2000
Statutory rate applied to income before taxes	$1,937,402	$3,618,394	$117,849
Add (Deduct)
Effect of nondeductible expenses	21,557	26,270	18,138
Cumulative effect of change in accounting principle	(212,989)	215,000	—
Other	(2,821)	(5,339)	(9,667)
Income tax expense	$1,743,149	$3,854,325	$126,320

NOTE 11 – LEASES

Pelican Financial leases office facilities under noncancelable operating leases.

Future minimum lease payments at December 31, 2002 under noncancelable leases are as follows:

2003	$967,134
2004	777,744
2005	706,257
2006	418,519
2007	589,313

$3,458,967

For periods ended December 31, 2002, 2001 and 2000, rental expense under operating leases was approximately $769,000, $748,000 and $661,000.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002 and 2001, that Pelican Financial and Pelican National meet all capital adequacy requirements to which they are subject and are categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, Pelican Financial and Pelican National must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed Pelican Financial’s or Pelican National’s categories.

Actual consolidated and Pelican National capital amounts (in thousands) and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total capital (to risk weighted assets)
Pelican Financial	$31,499	13.67%	$18,436	8.00%	$23,045	10.00%
Pelican National	15,821	13.11	9,654	8.00	12,067	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	30,437	13.21	9,218	4.00	13,827	6.00
Pelican National	14,759	12.23	4,827	4.00	7,240	6.00
Tier 1 capital (to average assets)
Pelican Financial	30,437	7.58	16,063	4.00	20,079	5.00
Pelican National	14,759	8.77	6,734	4.00	8,417	5.00

2001
Total capital (to risk weighted assets)
Pelican Financial	$27,556	12.15%	$18,149	8.00%	$22,686	10.00%
Pelican National	13,713	14.29	7,678	8.00	9,597	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	26,700	11.77	9,074	4.00	13,612	6.00
Pelican National	12,856	13.40	3,839	4.00	5,758	6.00
Tier 1 capital (to average assets)
Pelican Financial	26,700	7.12	15,005	4.00	18,757	5.00
Pelican National	12,856	10.21	5,035	4.00	6,294	5.00

Washtenaw is subject to various capital requirements in connection with seller/servicer agreements that the Washtenaw has entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in the Washtenaw’s inability to originate and service loans for the respective investor and, therefore, could have a direct material effect on the Company’s financial statements.

Washtenaw’s actual capital amounts and the minimum amounts required for capital adequacy purposes, by investor, are as follows:

	Actual Capital	Minimum Capital Requirements
As of December 31, 2002
HUD	$17,429,910	$1,000,000
FHLMC and FNMA	$17,429,910	$4,412,388
GNMA	$17,429,910	$647,786

As of December 31, 2001
HUD	$15,977,319	$1,000,000
FHLMC and FNMA	$15,977,319	$2,801,386
GNMA	$15,977,319	$630,325

The declaration of dividends by Pelican National is limited to Pelican National’s retained net profit for the current and prior two years.  As of December 31, 2002 dividends payable to Pelican Financial are limited to approximately $3,911,116.

Washtenaw has a covenant in its warehouse credit agreement that limits the amount of dividends Washtenaw may pay to Pelican Financial annually.   As of December 31, 2002 dividends payable to Pelican Financial are limited to approximately $5,840,348.

NOTE 13 - RETIREMENT PLAN

Pelican Financial has a profit sharing plan established under Section 401(k) of the Internal Revenue Code.  The plan generally covers employees having at least one year of service.  Employees may contribute up to 15% of their compensation.  Pelican Financial contributes one-half of the participant’s contribution up to 3% of the participant’s compensation.  Pelican Financial incurred expenses of $101,045, $92,471 and $59,548 relating to the plan during the periods ended December 31, 2002, 2001 and 2000, respectively.

NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes are as follows:

	2002	2001	2000
Unrealized holding gains and losses on available for sale securities	$182,595	$49,536	$230,949
Less: Reclassification adjustments for gains later recognized in income	162,776	—	—
Net unrealized gains and losses on available for sale securities	19,819	49,536	230,949
Tax effect	(6,739)	(16,842)	(78,523)
Other comprehensive income	$13,080	$32,694	$152,426

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, Pelican Financial enters into commitments to purchase or originate residential mortgage loans.  The commitments are short term in nature and, if drawn on by the counterparty, result in a fixed or variable rate loan collateralized by residential real estate.  Commitments to make loans are generally made for periods of 90 days or less and may expire without being used.  The majority of loans acquired through commitments will be held for sale.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although no material losses are anticipated.  Pelican Financial has committed to lend at a stipulated interest rate and assumes the risk of a subsequent rise in rates prior to the loan funding.   Outstanding mortgage commitments approximated $239,981,000 and $127,969,000 at December 31, 2002 and 2001 respectively, along with outstanding commitments to make other types of loans totaling $4,807,000 and $6,089,000 at December 31, 2002 and 2001.  Beginning July 1, 2002, commitments to make residential mortgage loans at specified interest rates (rate lock commitments) are recorded in the financial statements at fair value as described in Note 1.  Other loan commitments are not recorded in the financial statements.

Derivatives such as U.S. Treasury options and forward contracts are used to manage interest rate risk on rate lock commitments and loans held for sale.  Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date.  The derivatives involve underlying items, such as interest rates, and are designed to transfer risk.  Substantially all of these instruments expire within 90 days.  Notional amount are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.  Beginning in 2001, these derivatives were recorded in the financial statements at fair value.  Prior to 2001, forward contracts were not recorded in the financial statements and options were carried at the lower of cost or fair value.  The notional amounts, fair values and carrying amounts of these derivatives is as follows at December 31:

	2002	2001
U.S. Treasury Options
Notional amount	$—	$45,000,000
Fair value	—	82,187
Carrying amount	—	82,187

Forward Contracts
Notional amount	$232,451,000	$241,740,000
Fair value	(2,515,502)	681,601
Carrying amount	(2,515,502)	681,601

Rate Lock Commitments
Notional amount	$239,981,000	$127,969,000
Fair value	1,078,740	209,496
Carrying amount	1,078,740	—

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements.  In the event the parties to all delivery commitments were unable to fulfill their obligations, Pelican Financial would not incur any significant additional cost by replacing the positions at market rates in effect on December 31, 2002.  Pelican Financial minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines.  Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of Pelican Financial’s financial instruments were as follows:

	December 31, 2002		December 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$57,361,935	$57,361,935	$16,884,630	$16,884,630
Accounts receivable, net	7,962,115	7,962,115	7,420,360	7,420,360
Securities available for sale	2,560,305	2,560,305	5,085,142	5,085,142
Federal Reserve and FHLB stock	1,330,000	1,330,000	1,070,000	1,070,000
Loans held for sale and derivatives	192,488,348	196,071,337	231,514,620	233,540,407
Loans receivable, net	104,533,053	107,648,878	94,460,119	96,710,429
Accrued interest receivable	1,791,973	1,791,973	1,259,034	1,259,034

LIABILITIES
Deposits	(153,733,779)	(156,039,055)	(103,472,410)	(105,064,187)
Due to bank	(34,849,016)	(34,849,016)	(32,604,902)	(32,604,902)
Notes payable	(43,866,403)	(43,866,403)	(71,980,487)	(71,980,487)
Repurchase agreements	(82,987,994)	(82,987,994)	(109,594,673)	(109,594,673)
FHLB Advances	(18,000,000)	(18,468,484)	(16,000,000)	(16,366,827)
Accrued interest payable	(318,562)	(318,562)	(212,705)	(212,705)

OFF-BALANCE SHEET COMMITMENTS
Commitments to fund residential mortgage loans at fixed rates	N/A	N/A	—	209,496

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

NOTE 17 – LITIGATION AND CLAIMS

On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act (“TILA”).  The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act (“RESPA”), a request for declaratory judgment, and a fraud claim.  The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  On July 29, 1998, the court denied class certification.  However, at the request of the plaintiff, the court permitted the plaintiff to refile the motion for class certification.  On September 3, 1999, the court issued a stay of the proceedings until the U.S. Court of Appeals for the Eleventh Circuit makes a decision on four similar cases before it.  The U.S. Court of Appeals for the Eleventh Circuit granted class certification for one of the cases.  However, since that time, HUD issued a policy statement on October 18, 2001 related to this matter.  As a result, the court issued another stay until the Eleventh Circuit determines the effect of HUD’s 2001 policy statement on the four cases it has before it.  The Eleventh Circuit Court reversed its decision to grant class certification on September 18, 2002 and subsequently denied class certification on the other cases it was scheduled to hear.  On December 12, 2002, the court denied the plaintiffs motion for reconsideration of class certification.  A trial has been set for June 2003 on plaintiff’s individual claims.  There are two similar lawsuits in process against Washtenaw that are also affected by the HUD ruling.  Pelican Financial believes that Washtenaw is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter and no liability has been established at December 31, 2002

In the normal course of business Washtenaw sells mortgage loan servicing rights.  As part of this process, Washtenaw is required to forward certain loan documents to the purchaser of the mortgage loan servicing rights.  These documents include the final title policy, the recorded mortgage and the assignment of mortgage, and the ability to forward these documents is dependent upon the involvement of third parties.  During 2002, Washtenaw was billed nearly $2.5 million in penalties for failure to deliver documents under one sales contract.  The contract states that Washtenaw will not be penalized if the failure to deliver is due to events beyond their control and Washtenaw has exercised a reasonable good faith effort to fulfill its obligations.  Washtenaw has disputed these penalty assessments and is of the opinion that it has not violated any of the terms of the contract.  No legal proceedings have been commenced related to this claim.  Washtenaw continues to pursue the resolution of all remaining documents.  Since Washtenaw believes it has complied with the terms of the contract and that it will resolve all remaining document exceptions, no penalties have been paid and no liability has been established at December 31, 2002.

NOTE 18 – STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS

Pelican Financial maintains a Stock Option and Incentive Plan (the “Plan”).  Pursuant to the Plan, 440,000 shares (adjusted for stock dividends and splits) of Pelican Financial’s common stock were made available for grant through stock options to key employees and non-employee directors of Pelican Financial, Washtenaw and Pelican National.  Each option granted under the Plan vests as specified by the Stock Option Committee and has a term of not more than ten years.  The exercise price of options granted is at least equal to market value at the date of grant, and, therefore, no compensation expense has been recorded for options granted.

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

All outstanding awards shall become immediately exercisable in the event of a change in control of Pelican Financial.

The following is a summary of stock option activity for the years ended December 31 (adjusted for stock dividends and splits):

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	244,675	$5.28	244,200	$5.20	370,975	$5.35
Granted	5,000	7.00	9,000	5.50	5,500	3.30
Exercised	(37,730)	4.19	(1,100)	3.30	—	—
Forfeited	(5,995)	6.36	(7,425)	4.38	(132,275)	5.89

Outstanding end of year	205,950	$5.28	244,675	$5.28	244,200	$5.20
Exercisable at end of year	113,270	$5.50	90,310	$5.24	63,580	$4.82

Options outstanding at December 31, 2002 have a weighted average life of 6.80 years, with exercise prices ranging from $3.41 to $7.00.

The Company issued stock warrants in connection with its initial public offering in 1999, and the warrants became exercisable one year after the offering.  During 2001 and 2000, there were 52,800 warrants outstanding at an exercise price of $7.64 (as adjusted for stock dividends and splits).  During 2002, 26,400 warrants were exercised leaving 26,400 outstanding.  The remaining warrants have a life of two years.  The warrants were anti-dilutive for all periods presented.

NOTE 19 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.  Weighted average shares have been restated for all stock splits.

	2002	2001	2000
Basic earnings per share
Net income	$3,742,104	$7,003,010	$220,295
Weighted average shares outstanding	4,420,938	4,392,570	4,392,120

Basic earnings per share	$0.85	$1.59	$0.05

Diluted earnings per share
Net income	$3,742,104	$7,003,010	$220,295

Weighted average shares outstanding	4,420,938	4,392,570	4,392,120
Dilutive effect of stock options and warrants	37,425	15,287	—
Diluted average shares outstanding	4,458,363	4,407,857	4,392,120

Diluted earnings per share	$0.84	$1.59	$0.05

NOTE 20 - SEGMENT INFORMATION

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

	Dollars in thousands

	Mortgage Banking	Retail Banking	Other	Consolidated Totals
Year Ended December 31, 2002
Net interest income	$5,807	$6,566	$(21)	$12,352
Gain on sales of MSR and loans, net	25,012	370	—	25,382
Servicing income	6,117	11	—	6,128
Noncash items:
Provision for loan losses	—	300	—	300
MSR amortization & valuation	13,148	13	—	13,161
Provision for income taxes	948	985	(190)	1,743
Segment profit before cumulative effect of accounting change	1,790	1,908	(369)	3,329
Segment assets	204,257	186,688	(5,247)	385,698

Year Ended December 31, 2001
Net interest income	$6,286	$5,185	$(96)	$11,375
Gain on sales of MSR and loans, net	26,491	163	(231)	26,423
Servicing income	2,712	3	—	2,715
Noncash items:
Provision for loan losses	—	562	—	562
MSR amortization & valuation	4,180	8	—	4,188
Provision for income taxes	3,722	395	(263)	3,854
Segment profit before cumulative effect of accounting change	7,174	759	(510)	7,423
Segment assets	241,476	133,310	(232)	374,554

Year Ended December 31, 2000
Net interest income	$1,815	$4,669	$(178)	$6,306
Gain on sales of MSR and loans	7,015	172	—	7,187
Servicing income	2,610	5	—	2,615
Noncash items:
Provision for loan losses	—	257	—	257
MSR amortization & valuation	2,077	4	—	2,081
Provision for income taxes	(323)	644	(195)	126
Segment profit before cumulative effect of accounting change	(646)	1,243	(377)	220
Segment assets	95,640	106,714	(1,118)	201,236

NOTE 21 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	2002	2001
ASSETS
Cash and cash equivalents	$17,935	$261,499
Investment in Washtenaw	17,840,348	16,560,648
Investment in Pelican National	14,779,352	12,857,936
Other assets	352,919	346,724

Total assets	$32,990,554	$30,026,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable	$791,667	$1,294,667
Accrued expenses and other liabilities	237,911	401,546

Shareholders’ equity	31,960,976	28,330,594

Total liabilities and shareholders’ equity	$32,990,554	$30,026,807

CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	2002	2001	2000

Dividends from Washtenaw	$923,603	$3,114,001	$386,229
Non interest expense	584,223	549,733	571,745
Income (loss) before income tax and undistributed subsidiary income	339,830	2,564,268	(185,516)
Income tax benefit	198,119	186,547	194,455
Equity in undistributed subsidiary income	3,188,036	4,399,082	211,356
Net income	3,725,535	7,149,897	220,295
Unrealized gain (loss) on securities, net of tax and classification effects	13,080	32,694	152,426

Comprehensive income	$3,738,615	$7,182,591	$372,721

Parent company shareholders’ equity, net income and comprehensive income differ from consolidated amounts due to the effect of intercompany loan sales.

CONDENSED STATEMENTS OF CASH FLOWS

	2002	2001	2000
Cash flows from operating activities
Net income	$3,725,535	$7,149,897	$220,295
Adjustments
Equity in undistributed subsidiary income	(3,188,036)	(4,399,082)	(211,356)
Change in other assets	(6,195)	48,419	(144,372)
Change in other liabilities	(163,635)	166,937	98,067
Net cash (used) by operating activities	367,669	2,966,171	(37,366)

Cash flows from financing activities
Cash dividends	(266,334)	(219,660)	—
Contribute capital to affiliates	—	(2,000,000)	—
Proceeds from exercise of stock options	158,101	3,586	—
Decrease in note payable due on demand	(503,000)	(497,000)	(208,333)
Net cash provided (used) by financing activities	(611,233)	(2,713,074)	(208,333)

Net change in cash and cash equivalents	(243,564)	253,097	(245,699)

Cash and cash equivalents at beginning of year	261,499	8,402	254,101

Cash and cash equivalents at end of year	$17,935	$261,499	$8,402

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income/(Loss) Before Cumulative Effect of Change in Accounting Principle	Earnings/(Loss) Per Share Before Cumulative Effect of Change in Accounting Principle		Net Income
				Basic	Fully Diluted
2002
First Quarter	$6,155,201	$3,601,352	$3,290,324	$0.75	$0.74	$3,290,324
Second Quarter	4,632,836	2,508,343	(1,079,352)	(0.24)	(0.24)	(1,079,352)
Third Quarter	5,070,366	2,739,224	(917,466)	(0.20)	(0.20)	(504,017)
Fourth Quarter	6,055,312	3,502,976	2,035,149	0.45	0.45	2,035,149

2001
First Quarter	$5,272,078	$2,032,350	$225,893	$0.06	$0.06	$(194,602)
Second Quarter	6,562,866	2,719,709	2,349,540	0.53	0.53	2,349,540
Third Quarter	6,223,681	2,889,996	834,455	0.19	0.19	834,455
Fourth Quarter	6,537,006	3,733,268	4,013,617	0.91	0.91	4,013,617

The large fluctuations in net income during 2001 and 2002 are the result of declining mortgage interest rates resulting in fluctuations in loan sale volume, loan servicing right valuation adjustments and derivative fair value adjustments.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the caption “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in Pelican Financial’s Proxy Statement for the annual meeting of stockholders to be held April 24, 2003 is incorporated herein by reference.

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

Item 14.    Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Item 15.  Principal Accounting Fees and Services

See Proxy Statement.

PART IV

Item 16.    Exhibits, List and Reports on Form 8-K

(a)                                  Exhibits are either attached as part of this Report or incorporated by reference herein.

Exhibit Number	Description

3.1	Certificate of Incorporation of Pelican Financial, Inc.(1)

3.2	Bylaws of Pelican Financial, Inc.(1)

4	Form of Common Stock Certificate of Pelican Financial, Inc.(1)

10.1	Employment Agreement with Michael D. Surgen(1)

10.2	Pelican Financial, Inc. Stock Option and Incentive Plan and Forms of Agreements(1)

10.3	Master Agreement between Federal National Mortgage Association and Washtenaw Mortgage Corporation dated December 21, 1998(1)

21	Subsidiaries of the Registrant(1)

23	Consent of Crowe, Chizek and Company LLP

(1)                                  Incorporated by reference to Exhibit bearing the same number in Pelican Financial’s Registration Statement on Form S-1, filed on April 22, 1999, as amended (Reg. No. 333-76841).

(b)                                 Reports on Form 8-K

None.

Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Pelican Financial, Inc of our Report of Independent Auditors dated February 21, 2003, relating to the consolidated balance sheets of Pelican Financial, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, which report appears in the Pelican Financial, Inc. annual report on Form 10-K for the year ended December 31, 2002.

Crowe, Chizek and Company LLP
Grand Rapids, Michigan
March 25, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELICAN FINANCIAL, INC.

March 25, 2003	By:	/s/ Charles C. Huffman
Charles C. Huffman
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles C. Huffman	President, Chief Executive Officer, and Chairman of the Board	March 25, 2003
Charles C. Huffman
(Principal Executive Officer)

/s/ Howard M. Nathan	Chief Financial Officer and Director	March 25, 2003
Howard M. Nathan
(Principal Financial and Accounting Officer)

/s/ Raliegh E. Allen, Jr.	Director	March 25, 2003
Raleigh E. Allen, Jr.

/s/ Brenda L. Jones	Director	March 25, 2003
Brenda L. Jones

/s/ Timothy J. Ryan	Director	March 25, 2003
Tim Ryan

/s/ S. Lynn Stokes	Director	March 25, 2003
S. Lynn Stokes

/s/ Michael D. Surgen	Director	March 25, 2003
Michael D. Surgen

Certification of Principal Executive Officer

I, Charles C. Huffman, certify that:

1)              I have reviewed this annual report on Form 10-K of Pelican Financial, Inc.;

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

Date: March 25, 2003

/s/ Charles C. Huffman
President and Chief Executive Officer

Certification of Principal Financial Officer

I, Howard M. Nathan, certify that:

7)              I have reviewed this annual report on Form 10-K of Pelican Financial, Inc.;

8)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10)        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

11)        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12)        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Howard M. Nathan
Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is intended to accompany the Annual Report of Pelican Financial, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), and is given solely for the purpose of satisfying the requirements of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The undersigned, in my capacity as set forth below, hereby certifies that:

1.                                       The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Howard M. Nathan
Vice President and Chief Financial Officer	Date: March 25, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This certification is intended to accompany the Annual Report of Pelican Financial, Inc. (the “Company”) on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), and is given solely for the purpose of satisfying the requirements of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The undersigned, in my capacity as set forth below, hereby certifies that:

1.                                       The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles C. Huffman
President and Chief Executive Officer	Date: March 25, 2003