Form 10-Q
period 2003-03-31
PELICAN FINANCIAL INC
filed 2003-05-15
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of April 30, 2003

Common stock, $0.01 Par value	4,441,066 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$5,976,462	$10,410,554
Interest-bearing deposits	63,542,290	33,005,000
Federal funds sold	12,322,375	13,946,381
Total cash and cash equivalents	81,841,127	57,361,935
Accounts receivable, net	8,851,055	7,962,115
Securities available for sale	7,277,463	2,560,305
Federal Reserve & Federal Home Loan Bank Stock	1,330,000	1,330,000
Loans held for sale	195,348,903	192,488,348
Loans receivable, net	98,809,580	104,533,053
Mortgage servicing rights, net	15,562,756	13,799,691
Other real estate owned	1,275,997	1,293,148
Premises and equipment, net	2,549,221	2,410,902
Other assets	1,941,554	1,958,466

	$414,787,656	$385,697,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$98,345,918	$87,304,821
Interest-bearing	80,143,945	66,428,958
Total deposits	178,489,863	153,733,779
Due to bank	49,866,889	34,849,016
Notes payable	56,025,623	43,866,403
Repurchase agreements	58,784,472	82,987,994
Federal Home Loan Bank borrowings	18,000,000	18,000,000
Other liabilities	19,449,112	20,430,113
Total liabilities	380,615,959	353,867,305

Commitments and contingencies

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,440,241 outstanding at March 31, 2003 and December 31, 2002	44,402	44,402
Additional paid in capital	15,345,573	15,345,573
Retained earnings	18,913,845	16,426,842
Accumulated other comprehensive income (loss), net of tax	(132,123)	13,841
Total shareholders’ equity	34,171,697	31,830,658

	$414,787,656	$385,697,963

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income
Loans, including fees	$5,342,667	$6,002,550
Investment securities, taxable	78,482	111,839
Federal funds sold and overnight accounts	100,015	40,812
Total interest income	5,521,164	6,155,201

Interest expense
Deposits	584,715	891,808
Other borrowings	1,663,232	1,662,041
Total interest expense	2,247,947	2,553,849

Net interest income	3,273,217	3,601,352

Provision for loan losses	80,000	150,000

Net interest income after provision for loan losses	3,193,217	3,451,352

Noninterest income
Gain on sales of securities, net	71,652	—
Service charges on deposit accounts	52,594	40,820
Servicing income	1,725,181	1,269,647
Gain on sales of mortgage servicing rights and loans, net	11,461,578	8,836,976
Other income	212,335	70,281
Total noninterest income	13,523,340	10,217,724

Noninterest expense
Compensation and employee benefits	6,047,952	5,229,822
Occupancy and equipment	618,332	372,811
Telephone	153,045	147,254
Postage	191,286	144,892
Amortization of mortgage servicing rights	1,187,668	929,486
Mortgage servicing rights valuation adjustment	1,805,004	163,017
Other noninterest expense	2,266,053	1,690,540
Total noninterest expense	12,269,340	8,677,822

Income before income taxes	4,447,217	4,991,254

Provision for income taxes	1,516,189	1,700,930

Net income	$2,931,028	$3,290,324

Basic earnings per share	$0.66	$0.75

Diluted earnings per share	$0.66	$0.74

Comprehensive income	$2,785,064	$3,261,085

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

	2002	2001
Cash flows from operating activities
Net cash provided (used) by operating activities	$(8,844,051)	$106,777,994

Cash flows from investing activities
Loan originations, net	5,643,473	(11,848,361)
Proceeds from sales of mortgage servicing rights	5,541,605	20,694
Other real estate owned, net	17,151	(144,361)
Property and equipment expenditures, net	(297,932)	(74,713)
Purchase of securities available for sale	(34,837,500)	(5,000,000)
Proceeds from sales of securities available for sale	29,965,402	—
Proceeds from maturities and principal repayments of securities available for sale	5,414	219,117
Purchase of Federal Reserve Stock	—	(200,000)
Net cash provided (used) by investing activities	6,037,613	(17,027,624)

Cash flows from financing activities
Increase in deposits	24,756,084	23,473,883
Increase (decrease) in due to bank	15,017,873	(11,536,007)
Cash dividends	(444,024)	—
Increase (decrease) in notes payable due on demand	12,159,129	(32,697,986)
Decrease in repurchase agreements	(24,203,522)	(63,301,005)
Net cash provided (used) by financing activities	27,285,630	(84,061,115)

Net change in cash and cash equivalents	24,479,192	5,689,255

Cash and cash equivalents at beginning of period	57,361,935	16,884,630

Cash and cash equivalents at end of period	$81,841,127	$22,573,885

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three month period ended March 31, 2003 and 2002, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiaries Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Compensation:

Compensation expense under stock options is reported using the intrinsic value method.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,
	2003	2002
Net income as reported	$2,931,028	$3,290,324
Deduct: Stock-based compensation expense determined under fair value based method	9,054	14,528
Pro forma net income	$2,921,974	$3,275,796

Basic earnings per share as reported	$0.66	$0.75
Pro forma basic earnings per share	0.66	0.75

Diluted earnings per share	$0.66	$0.74
Pro forma diluted earnings per share	0.66	0.74

Cumulative Effect of Change in Accounting Principle:

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and was effective July 1, 2002.  Upon adopting this guidance on July 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives, and accordingly the fair value of rate lock commitments is included in the March 31, 2003 financial statements but is not included in the March 31, 2002 financial statements.  The effect of following this guidance on the March 31, 2003 financial statements was a reduction of pre-tax income of $195,508.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2003	December 31, 2002
Commercial, financial and agricultural	$803,358	$962,713
Commercial real estate	54,936,339	59,542,563
Residential real estate	42,553,728	43,377,309
Installment loans	1,562,398	1,712,577
	99,855,823	105,595,162
Deduct allowance for loan losses	(1,046,243)	(1,062,109)

Loans receivable, net	$98,809,580	$104,533,053

Activity in the allowance for loan losses for the quarters ended March 31, are as follows:

	2003	2002

Balance at beginning of period	$1,062,109	$856,216
Provision for loan losses	80,000	150,000
Loans charged-off	(106,007)	(30,850)
Recoveries	10,141	1,598

Balance at end of period	$1,046,243	$976,964

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months ended March 31, 2003	Three Months ended March 31, 2002
Basic earnings per share
Net income	$2,931,028	$3,290,324
Weighted average shares outstanding	4,440,241	4,393,194
Basic earnings per share	$0.66	$0.75

Diluted earnings per share
Net income	$2,931,028	$3,290,324
Weighted average shares outstanding	4,440,241	4,393,194
Dilutive effect of assumed exercise of stock options	20,431	32,810
Diluted average shares outstanding	4,460,672	4,426,004
Diluted earnings per share	$0.66	$0.74

NOTE 5 - SEGMENT INFORMATION

Pelican Financial’s operations include two primary segments: mortgage banking and retail banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 40 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.  The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples, Fort Myers and San Carlos Florida.

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

	Retail Banking	Mortgage Banking	Other	Consolidated Totals
	Dollars in thousands
Three Months Ended March 31, 2003
Net interest income	$1,752	$1,522	$(1)	$3,273
Gain on sales of MSR and loans, net	24	11,437	—	11,461
Servicing income	5	1,720	—	1,725
Noncash items:
Provision for loan losses	80	—	—	80
MSR amortization & valuation	4	2,989	—	2,993
Provision for income taxes	181	1,376	(41)	1,516
Segment profit	350	2,659	(78)	2,931
Segment assets	211,531	209,084	(5,827)	414,788

Three Months Ended March 31, 2002
Net interest income	$1,519	$2,090	$(8)	$3,601
Gain on sales of MSR and loans, net	112	8,725	—	8,837
Servicing income	2	1,268	—	1,270
Noncash items:
Provision for loan losses	150	—	—	150
MSR amortization & valuation	2	1,090	—	1,092
Provision for income taxes	207	1,566	(72)	1,701
Segment profit	402	3,028	(140)	3,290
Segment assets	136,933	156,577	(84)	293,426

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

EARNINGS PERFORMANCE

Pelican Financial reported net income of $2.9 million for the quarter ended March 31, 2003 compared to net income of $3.3 million for the quarter ended March 31, 2002.  Diluted earnings per share was $0.66 per share compared to  $0.74, per share for the three months ended March 31, 2003 and 2002 respectively.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking

The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended March 31, 2003, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $350,000. For the three months ended March 31, 2002 Pelican National’s comparable net income was $402,000.  The decrease in net income for the period was primarily attributable to an increase in noninterest expense offset by an increase in net interest income.

Net Interest Income

Net interest income was $1.8 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively.  Net interest income increased as a result of the decrease in the cost of funds.  This was due to the interest rate reductions by the Federal Reserve and the increase in custodial accounts held by Pelican National related to Washtenaw’s mortgage servicing portfolio.

Average Balance Sheet

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended March 31,
	2003			2002
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$31,438	$100	1.27%	$9,911	$41	1.65%
Securities	6,153	78	5.07	9,526	112	4.70
Loans held for sale	226,565	3,491	6.16	218,226	3,762	6.90
Loans receivable, net	102,473	1,852	7.23	105,804	2,240	8.47
Total interest-earning assets	366,629	5,521	6.02	343,467	6,155	7.17
Non-earning assets	17,528			28,989
Total assets	$384,157			$372,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$793	3	1.51	$871	2	0.92
Money market accounts	7,719	34	1.76	6,370	40	2.51
Savings deposits	12,868	58	1.80	10,937	88	3.22
Time deposits	48,546	490	4.04	59,757	762	5.10
Other borrowings	187,358	1,663	3.55	194,157	1,662	3.42
Total interest-bearing liabilities	257,284	2,248	3.49	272,092	2,554	3.75
Noninterest-bearing liabilities	94,819			69,535
Stockholders’ equity	32,054			30,829
Total liabilities and stockholders’ equity	$384,157			$372,456
Interest rate spread			2.53%			3.42%
Net interest income and net interest margin		$3,273	3.57%		$3,601	4.19%

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

Noninterest Income

Noninterest income for the three months ended March 31, 2003 was $186,000 compared to $176,000 for the same period in 2002, an increase of $10,000 or 6%.  This increase was primarily due to the gain on sale of securities of approximately $72,000 offset by the decrease in gain on sale of loans of $87,000.  The decrease was the result of approximately $2.5 million in marine loans that were sold in 2002.  There was no similar sale during 2003.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2003 was $1.3 million, compared to $936,000 for the same period in 2002, an increase of $364,000 or 39%. The increase is primarily related to the cost of employee compensation and benefits that increased $314,000.  This was due to the approximate 25% increase in number of employees during the quarter.  These employees were to staff the new branch in San Carlos, Florida and to increase the loan sales and operations staff.

Mortgage Banking

The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended March 31, 2003, Pelican Financial’s net income from mortgage banking activities primarily conducted by Washtenaw totaled $2.7 million.  For the three months ended March 31, 2002 Washtenaw’s net income was $3.0 million.

The volume of loans produced for the three months ended March 31, 2003 totaled $897 million as compared to $715 million for the three months ended March 31, 2002, an increase of $182 million or 25%.  The low mortgage interest rate environment continued during the three months ended March 31, 2003.  In addition, Washtenaw continues to increase market share in the western half of the country.  During the three months ended March 31, 2003, loan production in the western part of the country increased 22% to $138 million.

Noninterest Income

Total noninterest income for the three months ended March 31, 2003 was $13.4 million, compared to $10.1 million for the three months ended March 31, 2002, an increase of $3.3 million or 33%. This increase was primarily due to a 31% increase in the gain on sales of mortgage servicing rights and loans of $2.7 million.

The increase in gain on sale of mortgage servicing rights and loans was primarily due to an increase in the overall new loan origination volume in the first three months of 2003.  In addition, the gains on sale of mortgage servicing rights and loans was affected by strong profit margins on each new loan origination as a result of the current interest rate environment.  The increase in new loan originations are the result of the decrease in mortgage interest rates and increased market share by Washtenaw primarily in the western part of the United States.

Loan Servicing

At March 31, 2003, Washtenaw serviced $2.5 billion of loans compared to $2.2 billion at March 31, 2002, a 14% increase.  Included in the $2.5 billion is approximately $300 million of loan servicing rights that have been sold but not yet transferred.  The servicing was scheduled to transfer in the second quarter.  In addition to these loans, Washtenaw has an agreement to sell the servicing rights related to monthly mortgage loan production on a monthly basis.  During the three months ended March 31, 2003, Washtenaw was selling approximately 50% of its mortgage servicing rights under this agreement.  Management intends to increase the monthly sales of its mortgage servicing rights to approximately 80% of total mortgage loan originations.

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

At March 31, 2003 and 2002, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.  Service fee income, net of amortization was $536,000 and $341,000 for the three months ended March 31, 2003 and 2002 respectively.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2003 was $10.8 million, compared to $7.5 million for the same period in 2002, an increase of $3.3 million or 44%. This increase was primarily due to the increase in employee compensation and benefits expenses of approximately $500,000, an increase in the amortization of mortgage servicing rights of $569,000 an increase in other noninterest expense of $799,000 and an increase in the mortgage servicing rights valuation adjustment of approximately $1.6 million.  The mortgage servicing rights valuation adjustment was due to a decrease in mortgage interest rates resulting in increases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.  The increase in employee compensation and benefits was primarily the result of an increase in operations staff to service the additional loan volume.  The increase in amortization of mortgage servicing rights is the result of the increase in mortgage loan servicing portfolio and the increased speed in which the asset is being amortized due to the higher prepayment speeds.  The largest of component of other noninterest expense is the expense for foreclosure and loan repurchases.  As mortgage loan origination volume has increased during the past year, Washtenaw has seen an increase in the amount of repurchase requests and foreclosures.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At March 31, 2003, total assets of Pelican Financial equaled $414.8 million as compared to $385.7 million at December 31, 2002, an increase of $29.1 million or 8%. The increase is primarily due to the increase in cash and cash equivalents.

Cash and Cash Equivalents

Cash and cash equivalents were $81.8 million at March 31, 2003 compared to $57.4 million at December 31, 2002. The increase of $24.4 million or 43% was primarily the result of an increase in interest-bearing deposits of $30.5 million.  Excess liquidity at Pelican Financial will be used to fund loan originations in the future.  The excess liquidity was caused by increased payoffs of outstanding loans and the increase of outstanding deposit balances of Washtenaw’s custodial accounts at Pelican National.

Investment Securities

Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.  Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At March 31, 2003 and at December 31, 2002, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At March 31, 2003, the market value of Pelican National’s investment portfolio totaled $8.6 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At March 31, 2003	At December 31, 2002
	(Dollars in thousands)

U. S. Government agency (1)	$7,239	$2,517
Mortgage-backed securities	38	43
Federal Reserve Bank and Federal Home Loan Bank Stock	1,330	1,330
Total investment securities	$8,607	$3,890

Loans Held for Sale

Loans held for sale were $195.3 million at March 31, 2003 compared to $192.5 million at December 31, 2002.  This small increase of $2.8 million or 1% was the result of Pelican Financial selling most of the loans originated during the quarter to the secondary market.

Loans Receivable

Total loans receivable were $98.8 million at March 31, 2003, a decrease of $5.7 million or 5% from $104.5 million at December 31, 2002.  The decrease resulted primarily from the higher level of loans that paid in full due to the declining interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	March 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$223,693	75.81%	$220,882	74.12%
Commercial and industrial real estate	51,505	17.45	58,014	19.47
Construction	3,331	1.13	2,905	0.98
Total real estate loans	278,529	94.39	281,801	94.57
Other loans:
Business, commercial	803	0.27	963	0.32
Automobile	585	0.20	739	0.25
Boat	14,177	4.80	13,465	4.52
Other consumer	977	0.33	1,024	0.34
Total other loans	16,542	5.61	16,191	5.43

Total gross loans	295,071	100.00%	297,992	100.00%

Unearned fees, premiums and discounts, net	133		92

Allowance for loan losses	(1,046)		(1,062)

Total Loans net (1)	$294,158		$297,022

(1)                Includes loans held for sale and loans receivable, net

Mortgage Servicing Rights

Total mortgage servicing rights were $15.6 million at March 31, 2003, an increase of $1.8 million or 13% from $13.8 million at December 31, 2002.  Washtenaw has retained the servicing rights on a portion of current mortgage loan production.  These additions were offset by $3.0 million of amortization and impairment valuation adjustments on the servicing rights for the three months ended March 31, 2003.  The impairment valuation adjustments were due to a decrease in mortgage interest rates resulting in increases in expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates

Asset Quality

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

	At March 31,		At December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$1,452	$2,310	$1,557
Loans past due 90 days or more but not on nonaccrual	345	1,999	767
Total nonperforming loans	1,797	4,309	2,324

Other real estate owned	1,276	344	1,293
Total nonperforming assets	$3,073	$4,653	$3,617

Total nonperforming assets to total assets	0.74%	1.59%	0.94%
Allowance for loan losses to nonperforming loans	58.21%	22.67%	45.70%
Nonperforming loans to total assets	0.43%	1.47%	0.60%

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio.  These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers’ ability to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.  As Pelican National’s provision for loan losses is based on management’s assessment of the probable incurred losses inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves. The provision for loan losses for the three months ended March 31, 2003 was $80,000.  The provision for loan losses for the three months ended March 31, 2002 was $150,000.  The decrease is due to the decrease in the size of the loan portfolio and the decrease in total nonperforming loans.

The allowance for loan losses represented 1.05% of the loans receivable outstanding as of March 31, 2003 compared with 1.01% of the loans receivable outstanding as of December 31, 2002.  The amount of the provision for loan losses charged to expense in each of these periods represents management’s best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses.  Such estimates were based on management’s assessment of the current general economic conditions in Pelican National’s market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National’s past collection experience.

LIABILITIES

At March 31, 2003, the total liabilities of Pelican Financial were $380.6 million as compared to $353.9 million at December 31, 2002, an increase of $26.7 million or 8%. This increase was primarily due to increases in notes payable, due to bank, deposits and was partially offset by a decrease in repurchase agreements.

Deposits

Total deposits were $178.5 million at March 31, 2003 compared to $153.7 million at December 31, 2002 an increase of $24.8 million or 16%.  The primary cause of the increase was due to increased balances in the custodial accounts at Pelican National for Washtenaw’s various investors.  These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw.  The balance in these accounts typically increases as the servicing portfolio balance increases.  Also, the balance in the custodial accounts increase as loans in the servicing portfolio prepay during the month.  The prepayment is forwarded to the investor in the first several days of the subsequent month.

Due to Bank

Due to bank was $49.9 million at March 31, 2003 compared to $34.8 at December 31, 2002.  The increase of $15.1 million or 43% was due to the increase of mortgage loan production at Washtenaw at the end of the quarter.  Loan production increased approximately 70% in the last week of the quarter ended March 31, 2003 compared to the year ended December 31, 2002.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared by the bank.

Notes Payable

Notes payable was $56.0 million at March 31, 2003 compared to $43.9 million at December 31, 2002.  This increase of $12.1 million or 28% was primarily caused by the significant increase in loan originations at the end of the quarter as described above.  The notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market.  Since such a high percentage of loans closed at the end of the quarter, Washtenaw was not able to sell all these loans to the secondary market or transfer the loans to repurchase agreements prior to the end of the quarter.  The sale to the secondary market or transfer to repurchase agreements occurred early in the subsequent quarter.

Repurchase Agreements

Repurchase agreements were $58.8 million at March 31, 2003 compared to $83.0 million at December 31, 2002.  This decrease of $24.2 million or 29% was primarily the result increase in loan originations at the end of the quarter as described above.  Washtenaw is unable to use repurchase agreements to fund loans until the note collateralizing the loan is received from the closing agent.  This process usually takes two to five days.  Therefore, when a large percentage of loans close at the end of a quarter, Washtenaw uses its warehouse line as an interim source of funds until the note is received.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $70 million, of which $13.5 million represents a sublimit for servicing under contract for sale, and $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $56.0 million at March 31, 2003 and $43.9 million at December 31, 2002.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 2.75% at March 31, 2003 and December 31, 2002.  The effective interest rate on the agreements to repurchase was 2.15% at March 31, 2003 and December 31, 2002.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $49.9 million at March 31, 2003 and $34.8 million at December 31, 2002.  The increase is the result of the surge in mortgage lending activity at the end of the quarter.

Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At March 31, 2003, Pelican National had a liquidity ratio of 44%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its’ total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At March 31, 2003, Washtenaw had outstanding rate-lock commitments to lend $415.3 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of March 31, 2003, Washtenaw had outstanding commitments to sell $365.5 million of mortgage loans.  These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System’s (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at March 31, 2003 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at March 31, 2003 and December 31, 2002, respectively:

	Actual
	March 31, 2003		December 31, 2002		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized

Total Equity Capital to risk-weighted assets	13.33%	14.61%	13.11%	13.67%	8.00%	10.00%
Total Tier 1 Capital to risk-weighted assets	12.46%	14.16%	12.23%	13.21%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	8.73%	8.05%	8.77%	7.58%	4.00%	5.00%

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K.  Management believes that there has been no material change in Pelican Financial’s asset/liability position or the market value of Pelican Financial’s portfolio since December 31, 2002.

Item 4:  Controls and Procedures

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

Part II. Other Information

Item 1.             Legal Proceedings

There has been no material changes to the pending legal proceedings to which Pelican Financial is a party since the filing of the registrant’s Form 10-K.

Item 2.             Changes in Securities and Use of Proceeds

(a) Not Applicable

(b) Not Applicable

(c) Not Applicable

(d) Not Applicable

Item 3.           Defaults Upon Senior Securities

Not Applicable.

Item 4.           Submission of Matters to a Vote of Shareholders

None

Item 5.           Other Information

On April 24, 2003 the Board of Directors appointed S. Lynn Stokes Chairman of the Audit Committee.  The Board of Directors believes Mr. Stokes meets all the criteria required to perform his role as Chairman of the Audit Committee.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1                                          Certification of Principal Executive Officer

99.2                                          Certification of Principal Financial Officer

(b)         Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period March 31, 2003.

Pelican Financial, Inc. and Subsidiaries

Signatures

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: May 13, 2003	/s/ Howard M. Nathan
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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Howard M. Nathan
Vice President and Chief Financial Officer