Form 10-Q
period 2003-06-30
PELICAN FINANCIAL INC
filed 2003-08-13
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003

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

Common Stock Outstanding as of July 31, 2003

Common stock, $0.01 Par value                                    4,441,221 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$5,027,284	$10,410,554
Interest-bearing deposits	107,944,204	33,005,000
Federal funds sold	6,530,701	13,946,381
Total cash and cash equivalents	119,502,189	57,361,935
Accounts receivable, net	6,826,540	7,962,115
Securities available for sale	4,984,310	2,560,305
Federal Reserve & Federal Home Loan Bank Stock	1,230,000	1,330,000
Loans held for sale	248,234,005	192,488,348
Loans receivable, net	104,291,350	104,533,053
Mortgage servicing rights, net	14,041,059	13,799,691
Other real estate owned	1,855,102	1,293,148
Premises and equipment, net	2,712,114	2,410,902
Other assets	2,068,723	1,958,466

	$505,745,392	$385,697,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$123,817,309	$87,304,821
Interest-bearing	73,168,975	66,428,958
Total deposits	196,986,284	153,733,779
Due to bank	58,302,118	34,849,016
Notes payable	74,605,436	43,866,403
Repurchase agreements	94,569,913	82,987,994
Federal Home Loan Bank borrowings	18,000,000	18,000,000
Other liabilities	26,153,250	20,430,113
Total liabilities	468,617,001	353,867,305

Commitments and contingencies

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding
Common stock, $.01 par value 10,000,000 shares authorized; 4,441,221 and 4,440,241 outstanding at June 30, 2003 and December 31, 2002 respectively	44,412	44,402
Additional paid in capital	15,351,796	15,345,573
Retained earnings	21,726,859	16,426,842
Accumulated other comprehensive income, net of tax	5,324	13,841
Total shareholders’ equity	37,128,391	31,830,658

	$505,745,392	$385,697,963

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$6,237,562	$4,373,744	$11,580,229	$10,376,294
Investment securities, taxable	125,779	180,401	204,261	292,240
Federal funds sold and overnight accounts	145,002	78,691	245,017	119,503
Total interest income	6,508,343	4,632,836	12,029,507	10,788,037

Interest expense
Deposits	548,019	850,761	1,132,734	1,742,569
Other borrowings	1,989,911	1,273,732	3,653,143	2,935,773
Total interest expense	2,537,930	2,124,493	4,785,877	4,678,342

Net interest income	3,970,413	2,508,343	7,243,630	6,109,695

Provision for loan losses	290,000	80,000	370,000	230,000

Net interest income after provision for loan losses	3,680,413	2,428,343	6,873,630	5,879,695

Noninterest income
Gain on sales of securities	57,708	50,070	129,360	50,070
Service charges on deposit accounts	47,615	31,302	100,209	72,122
Servicing income	1,718,934	1,649,970	3,444,115	2,919,617
Gain on sales of mortgage servicing rights and loans, net	15,089,407	2,956,481	26,550,985	11,793,457
Other income	369,160	165,623	542,182	227,506
Total noninterest income	17,282,824	4,853,446	30,766,851	15,062,772

Noninterest expense
Compensation and employee benefits	7,627,988	2,782,718	13,675,940	8,012,540
Occupancy and equipment	697,299	452,175	1,315,631	824,986
Telephone	180,823	141,926	333,868	289,180
Postage	213,581	134,869	404,867	279,761
Amortization of loan servicing rights	1,461,817	1,197,376	2,649,485	2,126,862
Loan servicing rights valuation adjustment	2,830,175	2,718,506	4,635,179	2,881,523
Other noninterest expense	2,983,335	1,482,877	5,210,075	3,165,019
Total noninterest expense	15,995,018	8,910,447	28,225,045	17,579,871

Income (loss) before income taxes	4,968,219	(1,628,658)	9,415,436	3,362,596

Provision for income taxes	1,711,098	(549,306)	3,227,287	1,151,624

Net income (loss)	$3,257,121	$(1,079,352)	$6,188,149	$2,210,972

Basic earnings (loss) per share	$0.73	$(0.24)	$1.39	$0.50

Diluted earnings (loss) per share	$0.73	$(0.24)	$1.39	$0.49

Comprehensive income (loss)	$3,394,568	$(1,028,246)	$6,179,632	$2,232,839

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30,

	2003	2002
Cash flows from operating activities
Net cash provided (used) by operating activities	$(59,217,700)	$127,989,757

Cash flows from investing activities
Loans receivable originations, net	(128,297)	(6,377,778)
Proceeds from sales of mortgage servicing rights	16,746,523	6,176,072
Other real estate owned, net	(561,954)	(702,296)
Property and equipment expenditures, net	(635,694)	(887,440)
Purchase of securities available for sale	(44,775,000)	(12,000,000)
Proceeds from sales of securities available for sale	42,457,589	9,610,070
Proceeds from maturities and principal repayments of securities available for sale	10,127	1,370,279
Purchase (retirement) of Federal Reserve Stock	100,000	(260,000)
Net cash provided (used) by investing activities	13,213,294	(3,071,093)

Cash flows from financing activities
Increase in deposits	43,252,505	28,244,064
Increase (decrease) in due to bank	23,453,102	(15,309,672)
Increase (decrease) in notes payable due on demand	30,739,032	(39,790,864)
Advances on Federal Home Loan Bank borrowings	—	4,000,000
Proceeds from exercise of stock options	6,233	154,603
Cash dividends	(888,131)	—
Increase (decrease) in repurchase agreements	11,581,919	(76,585,624)
Net cash provided (used) by financing activities	108,144,660	(99,287,493)

Net change in cash and cash equivalents	62,140,254	25,631,171

Cash and cash equivalents at beginning of period	57,361,935	16,884,630

Cash and cash equivalents at end of period	$119,502,189	$42,515,801

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three and six months periods ended June 30, 2003 and 2002, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiaries Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company  (“Washtenaw”) for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,
	2003	2002
Net income as reported	$3,257,121	$(1,079,352)
Stock-based compensation expense, net of forfeitures, using fair value method	9,778	(14,528)
Pro forma net income	$3,266,899	$(1,093,880)

Basic earnings per share as reported	$0.73	$(0.24)
Pro forma basic earnings per share	0.74	(0.24)

Diluted earnings per share	$0.73	$(0.24)
Pro forma diluted earnings per share	0.73	(0.24)

	Six Months Ended June 30,
	2003	2002
Net income as reported	$6,188,149	$2,210,972
Stock-based compensation expense, net of forfeitures, using fair value method	724	(29,056)
Pro forma net income	$6,188,873	$2,181,916

Basic earnings per share as reported	$1.39	$0.50
Pro forma basic earnings per share	1.39	0.50

Diluted earnings per share	$1.39	$0.49
Pro forma diluted earnings per share	1.39	0.49

Cumulative Effect of Change in Accounting Principle:

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and was effective July 1, 2002.   Upon adopting this guidance on July 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives, and accordingly the fair value of rate lock commitments is included in the June 30, 2003 financial statements but is not included in the June 30, 2002 financial statements.  The effect of following this guidance on the June 30, 2003 financial statements was a reduction of pre-tax income of $1,661,028.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2003	December 31, 2002
Commercial, financial and agricultural	$636,154	$962,713
Commercial real estate	50,358,666	59,542,563
Residential real estate	39,668,267	43,377,309
Installment loans	14,756,400	1,712,577
	105,419,487	105,595,162
Deduct allowance for loan losses	(1,128,137)	(1,062,109)

Loans receivable, net	$104,291,350	$104,533,053

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2003	2002

Balance at beginning of period	$1,046,243	$976,964
Provision for loan losses	290,000	80,000
Loans charged-off	(208,106)	(356)
Recoveries	—	285

Balance at end of period	$1,128,137	$1,056,893

Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2003	2002

Balance at beginning of period	$1,062,109	$856,216
Provision for loan losses	370,000	230,000
Loans charged-off	(314,110)	(31,206)
Recoveries	10,138	1,883

Balance at end of period	$1,128,137	$1,056,893

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings (loss) per share.

	Three Months ended June 30, 2003	Three Months ended June 30, 2002

Basic earnings (loss) per share
Net income (loss)	$3,257,121	$(1,079,352)
Weighted average shares outstanding	4,440,930	4,410,673
Basic earnings (loss) per share	$0.73	$(0.24)

Diluted earnings (loss) per share
Net income (loss)	$3,257,121	$(1,079,352)
Weighted average shares outstanding	4,440,930	4,410,673
Dilutive effect of assumed exercise of stock options	37,560	—
Diluted average shares outstanding	4,478,490	4,410,673
Diluted earnings (loss) per share	$0.73	$(0.24)

	Six Months ended June 30, 2003	Six Months ended June 30, 2002
Basic earnings per share
Net income	$6,188,149	$2,210,972
Weighted average shares outstanding	4,440,560	4,401,982
Basic earnings per share	$1.39	$0.50

Diluted earnings per share
Net income	$6,188,149	$2,210,972
Weighted average shares outstanding	4,440,560	4,401,982
Dilutive effect of assumed exercise of stock options	22,968	65,566
Diluted average shares outstanding	4,463,528	4,467,548
Diluted earnings per share	$1.39	$0.49

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

	Dollars in thousands
	Retail Banking	Mortgage Banking	Other	Consolidated Totals
Three Months Ended June 30, 2003
Net interest income	$1,930	$2,040	$—	$3,970
Gain on sales of MSR and loans, net	46	15,043	—	15,089
Servicing income	5	1,714	—	1,719
Noncash items:
Provision for loan losses	290	—	—	290
MSR amortization & valuation	4	4,288	—	4,292
Provision for income taxes	108	1,786	(183)	1,711
Segment profit/(loss)	207	3,406	(356)	3,257
Segment assets	232,740	273,007	(2)	505,745

Three Months Ended June 30, 2002
Net interest income	$1,577	$937	$(6)	$2,508
Gain on sales of MSR and loans, net	110	2,846	—	2,956
Servicing income	3	1,647	—	1,650
Noncash items:
Provision for loan losses	80	—	—	80
MSR amortization & valuation	3	3,913	—	3,916
Provision for income taxes	256	(765)	(40)	(549)
Segment profit/(loss)	496	(1,496)	(79)	(1,079)
Segment assets	166,317	109,020	(52)	275,285

	Dollars in thousands
	Retail Banking	Mortgage Banking	Other	Consolidated Totals

Six Months Ended June 30, 2003
Net interest income	$3,682	$3,562	$—	$7,244
Gain on sales of MSR and loans, net	71	26,480	—	26,551
Servicing income	10	3,434	—	3,444
Noncash items:
Provision for loan losses	370	—	—	370
MSR amortization & valuation	8	7,276	—	7,284
Provision for income taxes	288	3,162	(223)	3,227
Segment profit/(loss)	557	6,065	(434)	6,188
Segment assets	232,740	273,007	(2)	505,745

Six Months Ended June 30, 2002
Net interest income	$3,096	$3,027	$(13)	$6,110
Gain on sales of MSR and loans, net	222	11,571	—	11,793
Servicing income	5	2,915	—	2,920
Noncash items:
Provision for loan losses	230	—	—	230
MSR amortization & valuation	5	5,003	—	5,008
Provision for income taxes	463	801	(112)	1,152
Segment profit/(loss)	897	1,532	(218)	2,211
Segment assets	166,317	109,020	(52)	275,285

NOTE 7 – SUBSEQUENT EVENTS

On July 24, 2003, Pelican Financial, issued a press release announcing the intent to spin-off Washtenaw Mortgage Company into a newly formed separate company called The Washtenaw Group, Inc.  It is anticipated that Pelican Financial, Inc. shareholders will receive identical holdings in the newly formed company.

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

EARNINGS PERFORMANCE

Pelican Financial reported net income of $3.3 million for the quarter ended June 30, 2003, an increase of $4.4 million when compared to net the net loss of $1.1 million for the same period in 2002.  Earnings per share, basic and diluted, were $0.73 per share compared to a net loss of $0.24 per share for the three months ended June 30, 2003 and 2002 respectively.  The primary cause for the improvement is the increase in mortgage loan production.  This is due to the low mortgage interest rates during the quarter.

For the six months ended June 30, 2003 Pelican Financial reported net income of $6.2 million compared to $2.2 million for the same period in 2002.  Basic and diluted earnings per share were $1.39 for the six months ended June 30, 2003 compared to $0.50 basic and $0.49 diluted, for the six months ended June 30, 2002.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking

The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended June 30, 2003, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $207,000. For the three months ended June 30, 2002 Pelican National’s comparable net income was $496,000.  For the six months ended June 30, 2003, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $557,000. For the six months ended June 30, 2002 Pelican National’s comparable net income was $897,000.

The decrease in net income for both the three and six month periods was primarily attributable to an increase in the provision for loan losses and noninterest expense partially offset by an increase in net interest income.

Net Interest Income

Net Interest Income was $1.9 million and $1.6 million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002 net interest income was $3.7 million and $3.1 million respectively.  The increase in net interest income was due primarily to an increase in the average interest bearing assets outstanding as well as a decrease in the cost of funds.  This was partially offset by a decrease in yield on interest earning assets.

Average Balance Sheet

The following tables summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended June 30,
	2003			2002
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$46,382	$145	1.25%	$18,626	$79	1.70%
Securities	9,630	126	5.23	11,172	180	6.44
Loans held for sale	241,817	4,062	6.72	131,869	2,308	7.00
Loans receivable, net	110,018	2,175	7.91	104,543	2,066	7.90
Total interest-earning assets	407,847	6,508	6.38	266,210	4,633	6.96
Non-earning assets	20,367			38,471
Total assets	$428,214			$304,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$744	1	0.53	$859	2	0.93
Money market accounts	14,119	49	1.39	5,720	34	2.38
Savings deposits	12,840	44	1.37	10,778	64	2.38
Time deposits	47,809	454	3.80	61,552	751	4.88
Other borrowings	199,476	1,990	3.99	122,030	1,274	4.18
Total interest-bearing liabilities	274,988	2,538	3.69	200,939	2,125	4.23
Noninterest-bearing liabilities	120,100			72,001
Stockholders’ equity	33,126			31,741
Total liabilities and stockholders’ equity	$428,214			$304,681
Interest rate spread			2.69%			2.73%
Net interest income and net interest margin		$3,970	3.89%		$2,508	3.77%

	Six months ended June 30,
	2003			2002
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$38,981	$246	1.26%	$14,292	$120	1.68%
Securities	7,903	204	5.16	9,359	292	6.24
Loans held for sale	222,557	7,284	6.55	174,809	6,071	6.95
Loans receivable, net	106,908	4,296	8.04	105,170	4,305	8.19
Total interest-earning assets	376,349	12,030	6.39	303,630	10,788	7.11
Non-earning assets	49,815			34,747
Total assets	$426,164			$338,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$736	3	0.82	$865	4	0.92
Money market accounts	11,306	85	1.50	6,043	74	2.45
Savings deposits	12,854	102	1.59	10,857	152	2.80
Time deposits	48,176	943	3.91	60,660	1,512	4.99
Other borrowings	193,496	3,653	3.78	157,873	2,936	3.72
Total interest-bearing liabilities	266,568	4,786	3.59	236,298	4,678	3.96
Noninterest-bearing liabilities	124,570			70,789
Stockholders’ equity	35,026			31,290
Total liabilities and stockholders’ equity	$426,164			$338,377
Interest rate spread			2.80			3.15
Net interest income and net interest Margin		$7,244	3.85%		$6,110	4.02%

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

Noninterest Income

Noninterest income for the three months ended June 30, 2003 was $175,000, compared to $211,000 for the same period in 2002, a decrease of $36,000 or 21%.  The decrease was primarily due to the decrease in net gains on sales of mortgage servicing rights and loans.  The gain on sales of mortgage servicing rights and loans decreased from $110,000 for the three months ended June 30, 2002, to $46,000 for the same period of 2003, a decrease of $64,000, or 58%.  The decrease was due to a sale of boat loans during the three months ended June 30, 2002.  No similar transaction occurred during 2003.

For the six months ended June 30 2002, noninterest income was $361,000 compared to $387,000 for the same period in 2001.  The decrease of $26,000, or 7%, was primarily the result of a decrease in gain on sale of mortgage servicing rights and loans of $151,000.  The decrease in the gain on sale of mortgage servicing right and loans is due to the sale of several small marine loan packages that occurred during 2002.  The decrease in gain on sales of loans was offset by increases in securities gains and service charges on deposit accounts.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2003 was $1.5 million, compared to $957,000 for the same period in 2002, an increase of approximately $550,000 or 57%. This increase was primarily due to the  increase in compensation and employee benefits of $374,000 or 80%.  The increase was the result of expenses related to additional support staff hired due to the growth of the bank and the opening of an additional branch location.   The additional branch contributed to increases in both occupancy and equipment expense of $71,000 and other noninterest expense of $86,000.

For the six months ended June 30 2003, noninterest expense was $2.8 million compared to $1.9 million for the same period in 2002.  The increase of $900,000 or 47% was also attributable to the aforementioned expenses.

Mortgage Banking

The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended June 30, 2003, Pelican Financial’s net income from mortgage banking activities primarily conducted by Washtenaw totaled $3.4 million. For the three months ended June 30, 2002 Washtenaw’s comparable net loss was $1.5 million.  For the six months ended June 30, 2003, the net income from mortgage banking activities totaled $6.1 million compared to net income of $1.5 million for the same period in 2002. The increase in the net income for both periods was primarily attributable to the increased mortgage loan production.

The volume of loans produced for the three months ended June 30, 2003 totaled $1.3 billion as compared to $492 million for the three months ended June 30, 2002, an increase of approximately $800 million or 163%.  For the six months ended June 30, loan production totaled $2.2 billion and $1.2 billion for 2003 and 2002 respectively.  This represents an increase of $1.0 billion or 83%.  Mortgage interest rates reached the lowest levels in recent history which allowed for large quantities of refinancing.

Noninterest Income

Total noninterest income for the three months ended June 30, 2003 was $17.1 million, compared to $4.6 million for the three months ended June 30, 2002, an increase of $12.5 million or 272%. This increase was primarily due to a 429% increase in the gain on sales of mortgage servicing rights and loans of $12.2 million.  For the six months ended June 30, 2003, noninterest income was $30.5 million, compared to $14.7 million for the six months ended June 30, 2002, an increase of $15.8 million or 107%. This increase was primarily due to the increase in the gain on sales of mortgage servicing rights and loans and servicing income.

The increase in gain on sales of mortgage servicing rights and loans for the three and six month periods was primarily due to the increase in new loan originations during the periods ended June 30, 2003.  During the three month period ended June 30, 2003 Washtenaw sold $1.2 billion in mortgage loans to the secondary market compared to $516.0 million for the three months ended June 30, 2002.  For the six months ended June 30, 2003, Washtenaw sold $2.1 billion in mortgage loans to the secondary market compared $1.3 billion during the preceding year.

Loan Servicing

At June 30, 2003 and 2002, Washtenaw serviced $2.3 billion and $2.4 billion of loans.  Washtenaw has retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.   This includes both fixed and variable rate conventional loans as well loans insured by the Government National Mortgage Association.  At June 30, 2003 and 2002, with the exception of servicing related to loans held for sale in Washtenaw’s loan portfolio and servicing sold but not yet delivered, all loan servicing was serviced for others.

Service fee income, net of amortization, was $257,000 and $452,000 for the three months ended June 30, 2003 and 2002 respectively.  For the six months ended June 30, 2003 and 2002, service fee income net of amortization was $795,000 and $793,000, respectively.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2003 was $14.0 million, compared to $7.8 million for the same period in 2002, an increase of $6.2 million or 79%. This increase was primarily due to an increase in compensation and employee benefits of $4.2 million, the increase in loan servicing right valuation adjustment of $1.0 million and the increase in other noninterest expense of $1.5 million.  The increase in employee compensation and benefits was primarily the result of an increase in personnel and overtime as well as a increase in total commissions paid to the existing sales force as a result of the increase in new loan originations.  Washtenaw’s sales force is comprised primarily of commission based business consultants who are paid a percentage of the loan production from their customers.  In addition, the management at Washtenaw receives bonus compensation based on the profitability of the company.  During the second quarter of 2002 Washtenaw recorded a loss and as a result their was no bonus compensation expense.  The mortgage servicing rights valuation adjustment increased due to the decrease in mortgage interest rates.  As mortgage interest rates drop, the value of the mortgage servicing rights asset decreases because of the higher likelihood the loans will be refinanced.  The increase in other noninterest expense is primarily the result of additional accruals recorded to increase the liability for potential and actual loan repurchases.

For the six months ended June 30, 2003 and 2002, noninterest expense was $24.8 million and $15.4 million, a difference of $9.4 million between the comparable periods.  As previously discussed, compensation and employee benefits increased $4.7 million and the mortgage servicing rights valuation adjustment increased $1.8 million due to the decrease in mortgage interest rates.  In addition, other noninterest expense increased by $1.9 million due to the increase expenses related to potential and actual loan repurchases.

During the quarter ended June 30, 2003, Pelican Financial incurred a $300,000 charge related to a severance agreement with the former president of Pelican National.  Their was no similar charge in the prior year.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At June 30, 2003, total assets of Pelican Financial equaled $505.8 million as compared to $385.7 million at December 31, 2002, an increase of $120.1 million or 31%. This increase is primarily due to the increase cash and cash equivalents and loans held for sale.

Cash and Cash Equivalents

Cash and cash equivalents were $119.5 million at June 30, 2003 compared to $57.4 million at December 31, 2002. The increase of $62.1 million or 108% was primarily the result of an increase in interest-bearing deposits of $74.9 million.  The increase is the result of the increase in the balance of custodial accounts related to the mortgage loan servicing portfolio at Washtenaw.  The ending balance in these accounts are at their highest at the end of the month due to loan payoffs that have been received but not yet remitted to the investor.  These custodial accounts are maintained at Pelican National.

Investment Securities

Pelican National utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities.  Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At June 30, 2003 and at December 31, 2002, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At June 30, 2003, the market value of Pelican National’s investment portfolio totaled $6.2 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At June 30, 2003	At December 31, 2002
	(Dollars in thousands)

U. S. Government agency	$4,952	$2,517
Mortgage-backed securities	32	43
Federal Reserve Bank and Federal Home Loan Bank Stock	1,230	1,330
Total investment securities	$6,214	$3,890

Loans Held for Sale

Loans held for sale were $248.2 million at June 30, 2003 compared to $192.5 million at December 31, 2002.  This increase of $55.7 million or 29% was caused by the increased refinance activity at Washtenaw resulting from the decrease in mortgage interest rates.  Throughout the second quarter, mortgage interest rates were at very low levels relative to recent history.

Loans Receivable

Total loans receivable were $104.3 million at June 30, 2003 compared to $104.5 million at December 31, 2002.  The portfolio was relatively the same due to new loan originations being offset by loan prepayments and loan sales.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans held for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	June 30, 2002		December 31, 2002
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$287,848	81.44%	$220,882	74.12%
Commercial and industrial real estate	47,693	13.49	58,014	19.47
Construction	2,513	0.71	2,905	0.98
Total real estate loans	338,054	95.64	281,801	94.57
Other loans:
Business, commercial	636	0.18	963	0.32
Automobile	553	0.16	739	0.25
Boat	13,690	3.87	13,465	4.52
Other consumer	513	0.15	1,024	0.34
Total other loans	15,392	4.36	16,191	5.43
Total gross loans	353,446	100.00%	297,992	100.00%

Unearned fees, premiums and discounts, net	207		92

Allowance for loan losses	(1,128)		(1,062)

Total Loans net (1)	$352,525		$297,022

(1)     Includes loans held for sale and loans receivable, net

Mortgage Servicing Rights

Total mortgage servicing rights were $14.0 million at June 30, 2003, a minimal increase from $13.8 million at December 31, 2002.  Washtenaw has retained the servicing rights on a portion of current mortgage loan production.  A portion of the increase relates to the volume of loans sold in June, for which the related servicing rights are recorded as an asset until sale in July under a flow sale agreement.  The increase was offset by an impairment valuation adjustment that resulted from a significant decrease in mortgage interest rates during the quarter ended June 30, 2003.  This charge was due to an increase in expected prepayment speed which project the expected runoff of the mortgage loan servicing portfolio based on comparing the interest rates of the loans in the portfolio against current market interest rates.

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

	At June 30,		At December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$871	$2,354	$1,557
Loans past due 90 days or more but not on nonaccrual	528	1,010	767
Total nonperforming loans	1,399	3,364	2,324

Other real estate owned	1,855	902	1,293
Total nonperforming assets	$3,254	$4,266	$3,617

Total nonperforming assets to total assets	0.64%	1.54%	0.94%
Allowance for loan losses to nonperforming loans	80.63%	31.42%	45.70%
Nonperforming loans to total assets	0.28%	1.22%	0.60%

Provision and Allowance for Loan Losses

Pelican National establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors inherent in the loan portfolio.  These factors include the estimated market value of the underlying collateral, the growth and composition of the portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect the borrowers’ ability to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.  As Pelican National’s provision for loan losses is based on management’s assessment of the probable incurred losses inherent in the loan portfolio based on all relevant factors and conditions, the allowance for loan losses represents both general and specific reserves.  The provision for loan losses for the three months ended June 30, 2003 was $290,000 compared to $80,000 for the three months ended June 30, 2002.  The provision for loan losses for the six months ended June 30, was $370,000 and $230,000 for 2003 and 2002 respectively.  The increase in the provision was due to the deterioration in collateral value on several nonaccrual loans in the portfolio.  Several of these loans were made to one borrower who has declared bankruptcy that has delayed the foreclosure process. Management made the decision to record additional charge offs on these loans during the quarter.  These loans were part of a package of loans that was purchased by Pelican National several years ago.

The allowance for loan losses represented 1.07% of the loans receivable outstanding as of June 30, 2003 compared with 1.01% of the loans receivable outstanding as of December 31, 2002.  The amount of the provision for loan losses charged to expense in each of these periods represents management’s best estimate during those periods of the addition necessary to establish appropriate allowances for estimated, incurred credit losses.  Such estimates were based on management’s assessment of the current general economic conditions in Pelican National’s market areas, the risk levels associated with the particular composition of the loan portfolio during such periods, and Pelican National’s past collection experience.

LIABILITIES

At June 30, 2003, the total liabilities of Pelican Financial were $468.6 million as compared to $353.9 million at December 31, 2002, an increase of $114.7 million or 32%. The increase was primarily due to the increase in deposits, due to bank, notes payable, and repurchase agreements.

Deposits

Total deposits were $197.0 million at June 30, 2003 compared to $153.7 million at December 31, 2002 an increase of $43.3 million or 28%.  The primary cause of the increase was due to increased balances in the custodial accounts at Pelican National for Washtenaw’s various investors.  These accounts are for the principal, interest, taxes and insurance collected from the loans currently being serviced by Washtenaw.  The balance in these accounts typically increases as the balance in loans held for sale increases, the size of the loan servicing portfolio increases or loan payoffs increase.

Due to Bank

Due to bank was $58.3 million at June 30, 2003 compared to $34.8 million at December 31, 2002.  The increase of $23.5 million or 68% was due to the increase of mortgage loan production at Washtenaw.  Due to Bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.

Notes Payable

Notes payable was $74.6 million at June 30, 2003 compared to $43.9 million at December 31, 2002.  This increase of $30.7 million or 70% was primarily caused by a increase in the loans held for sale balance.  Since the notes payable represent the warehouse line of credit that Washtenaw uses to fund its loan production until such time that the loans are sold to the secondary market, the balance will generally move in direct correlation with the loans held for sale balance.

Repurchase Agreements

Repurchase agreements were $94.6 million at June 30, 2003 compared to $83.0 million at December 31, 2002.  This decrease of $11.6 million or 14% in the repurchase agreements was primarily the result of an increase in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, much like the notes payable balance, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $90 million, of which $13.5 million represents a sublimit for servicing under contract for sale, and $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $74.6 million at June 30, 2003 and $43.9 million at December 31, 2002.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in an effective rate of 2.50% at June 30, 2003 and 2.75% at December 31, 2002.  The effective interest rate on the agreements to repurchase was 1.90% at June 30, 2003 and 2.15% at December 31, 2002.

Washtenaw originates its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $58.3 million at June 30, 2003 and $34.8 million at December 31, 2002.  The increase is the result of the increase in mortgage lending activity during the period.

Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of available for sale securities.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At June 30, 2003, Pelican National had a liquidity ratio of 56.90%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and Federal Funds Sold and dividing by its’ total liabilities.

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

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At June 30, 2003, Washtenaw had outstanding rate-lock commitments to lend $624.0 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of June 30, 2003, Washtenaw had outstanding commitments to sell $560.6 million of mortgage loans.  These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System’s (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at June 30, 2003 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at June 30, 2003 and December 31, 2002, respectively:

	Actual
	June 30, 2003		December 31, 2002		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized

Total Equity Capital to risk-weighted assets	13.81%	14.44%	13.11%	13.67%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	12.87%	13.45%	12.23%	13.21%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	7.79%	8.37%	8.77%	7.58%	4.00%	5.00%

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K.  Management believes that there has been no material change in Pelican Financial’s quantitative and qualitative disclosures about market risk since December 31, 2002.

Part II. Other Information

Item 1.   Legal Proceedings

The following summarizes the status of material litigation outstanding against Pelican Financial, Inc. as of June 30, 2003.

Chandler, et al., v. Hilton Mortgage Corporation and Washtenaw Mortgage Co., Civil Action No. 94-A-1418-N, U.S. District Court for the Middle District Alabama (“Chandler”).  On November 4, 1994, Washtenaw was named as a defendant in a class action lawsuit relating to its method of calculating finance charges in lending disclosures required by the Federal Truth in Lending Act (“TILA”).  The complaint was subsequently amended to remove the TILA claim and add a claim under the Real Estate Settlement Procedures Act (“RESPA”), a request for declaratory judgment, and a fraud claim.  The amended complaint alleges that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  HUD issued a policy statement during 2001 related to this matter.  The court has denied class certification in this case.  This decision is currently being appealed by the plaintiff.  Washtenaw believes that it is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of this case or the ultimate outcome of this matter.

Hearn, et al. v. Washtenaw Mortgage Co., Case No. 4:98-CV-78 (JRE), U.S. District Court for the Middle District of Georgia.  On February 19, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  The suit seeks unspecified damages.  On June 22, 1998, Washtenaw filed its answer denying all liability, asserting affirmative defenses, and further asserting that a class should not be certified.  Management is currently in process of attempting to settle this case prior to trial.  Washtenaw believes that it is and has been in compliance with applicable federal and state laws.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Hearn, et al. v. Washtenaw Mortgage Co., Case No. 02-60093, U.S. District Court for the  Eastern District of Michigan, Southern Division.  Washtenaw was named as a defendant in this case based on the assertion that Washtenaw engaged in the unauthorized practice of law by virtue of drafting loan documents.   The Michigan Supreme Court just recently ruled that lenders in similar situations have not engaged in the unauthorized practice of law.  Management is currently in process of attempting to settle this case prior to trial.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

Webb, et al. v. Washtenaw Mortgage Co., Case No. 01C38 The litigation, pending in West Virginia state court, asserts that WMC and others conspired to take advantage of borrowers through predatory lending practices such as inflating appraisals, not properly disclosing fees and charges, etc.  The class which plaintiffs have asked the court to certify consists of persons who signed loan agreements in West Va. with WMC, arranged by a broker, First Security, during the last five years, with contracts on loan forms provided by WMC. The class (as  proposed by the plaintiffs) is thus limited in number. The hearing on class certification will be held in the Fall.  At this time, management cannot express an opinion on the impact of these cases or the ultimate outcome of this matter.

In the normal course of business Washtenaw regularly sells mortgage loan servicing rights.  As part of this process, Washtenaw is required to forward certain documents to the purchaser of mortgage loan servicing rights after the transfer.  These documents include the final title policy, the recorded mortgage and the assignment of mortgage.  During 1998 and 1999, Washtenaw sold mortgage servicing rights to a purchaser under a contract that contained a clause requiring these documents be delivered within a certain time frame or a penalty of $100 per loan per month would be charged.  The contract states that Washtenaw is not to be penalized if the failure to deliver the documents is due to events beyond Washtenaw’s control.  The purchaser started invoicing Washtenaw under this penalty provision during 2002 a total of approximately $2.5 million.  Washtenaw has disputed these penalty assessments and is of the opinion that it has not violated any of the terms of the contract.  As of December 31, 2002 the servicing purchaser claimed there were still documents which were required to be produced under the contract. Washtenaw continues to pursue determining what documents are actually missing (some of the documents requested were, in fact, previously delivered by Washtenaw) and continues to resolve outstanding document issues as soon as practical.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

Pelican Financial held its 2003 Annual Meeting of Shareholders on April 24, 2003.  The following directors were elected at the annual meeting to serve a three year term.

	For	Against	Abstentions
Charles C. Huffman	3,873,163	2,000	0
Brenda L. Jones	3,873,163	2,000	0
Michael D. Surgen	3,873,163	2,000	0

A vote was taken to ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2003.  The appointment was approved by the following votes:  3,866,089 for, 9,074 against, and zero abstained.

Effective June 30, 2003, Michael D. Surgen resigned from the Board of Directors of Pelican Financial and as President of Pelican National Bank.

Item 5.   Other Information

On July 24, 2003, Michael Clemens  was appointed to the Board of Directors of Pelican Financial, Inc.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbances-Oxley Act of 2002

31.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbances-Oxley Act of 2002

32.1         Certification of Principal Executive and Financial Officer

(b)  Reports on Form 8-K

April 24, 2003 to announce results of quarter ended March 31, 2003.

May 6, 2003 to announce mortgage loan production volume at Washtenaw Mortgage Company.

June 24, 2003 to announce the hiring of a new president at Pelican National Bank.

Pelican Financial, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: August 13, 2003	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)