Form 10-Q
period 2003-09-30
PELICAN FINANCIAL INC
filed 2003-11-12
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of October 31, 2003

Common stock, $0.01 Par value	4,470,241 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Cash and cash equivalents
Cash and demand deposits due from banks	$3,460,900	$10,410,554
Interest-bearing deposits	81,875,401	33,005,000
Federal funds sold	2,356,162	13,946,381
Total cash and cash equivalents	87,692,463	57,361,935
Accounts receivable, net	5,720,588	7,962,115
Securities available for sale	4,704,661	2,560,305
Federal Reserve & Federal Home Loan Bank Stock	1,230,000	1,330,000
Loans held for sale	144,575,261	192,488,348
Loans receivable, net	109,868,942	104,533,053
Mortgage servicing rights, net	22,720,128	13,799,691
Other real estate owned	1,575,367	1,293,148
Premises and equipment, net	2,802,242	2,410,902
Other assets	2,043,346	1,958,466

	$382,932,998	$385,697,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$78,618,523	$87,304,821
Interest-bearing	91,129,097	66,428,958
Total deposits	169,747,620	153,733,779
Due to bank	21,412,516	34,849,016
Notes payable	52,124,144	43,866,403
Repurchase agreements	56,734,911	82,987,994
Federal Home Loan Bank borrowings	18,000,000	18,000,000
Other liabilities	24,936,882	20,430,113
Total liabilities	342,956,073	353,867,305

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding
Common stock, $.01 par value 10,000,000 shares authorized; 4,470,241 and 4,440,241 outstanding at September 30, 2003 and December 31, 2002, respectively	44,702	44,402
Additional paid in capital	15,453,939	15,345,573
Retained earnings	24,654,633	16,426,842
Accumulated other comprehensive income net of tax	(176,349)	13,841
Total shareholders’ equity	39,976,925	31,830,658

	$382,932,998	$385,697,963

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$5,917,794	$4,872,986	$17,498,023	$15,249,280
Investment securities	80,333	85,206	284,594	377,446
Federal funds sold and overnight accounts	152,285	112,174	397,302	231,677

Total interest income	6,150,412	5,070,366	18,179,919	15,858,403

Interest expense
Deposits	574,782	845,392	1,707,516	2,587,961
Other borrowings	1,999,287	1,485,750	5,652,430	4,421,523
Total interest expense	2,574,069	2,331,142	7,359,946	7,009,484

Net interest income	3,576,343	2,739,224	10,819,973	8,848,919

Provision for loan losses	518,000	40,000	888,000	270,000

Net interest income after provision for loan losses	3,058,343	2,699,224	9,931,973	8,578,919

Noninterest income
Gain on sales of securities	—	22,698	129,360	72,768
Service charges on deposit accounts	40,950	38,602	141,159	110,724
Servicing income	1,861,858	1,621,425	5,305,973	4,541,042
Gain on sales of mortgage servicing rights and loans, net	11,702,010	5,680,457	38,252,995	17,473,914
Other income	196,952	310,470	711,057	530,092
Total noninterest income	13,801,770	7,673,652	44,540,544	22,728,540

Noninterest expense
Compensation and employee benefits	7,653,937	3,236,691	21,329,877	11,249,231
Occupancy and equipment	673,633	550,028	1,989,264	1,375,014
Telephone	185,030	138,210	518,898	427,390
Postage	188,470	155,159	593,337	434,920
Amortization of mortgage servicing rights	1,705,940	1,137,893	4,355,425	3,264,755
Mortgage servicing rights valuation adjustment	(2,416,090)	5,009,077	2,219,089	7,890,600
Other noninterest expense	3,768,860	1,494,938	8,950,858	4,652,073
Total noninterest expense	11,759,780	11,721,996	39,956,748	29,293,983

Income (loss) before income taxes and cumulative effect of change in accounting principle	5,100,333	(1,349,120)	14,515,769	2,013,476

Provision for income taxes	1,726,237	(431,654)	4,953,524	719,970

Income (loss) before cumulative effect of change in accounting principle	3,374,096	(917,466)	9,562,245	1,293,506

Cumulative effect of change in accounting principle, net of tax	—	413,449	—	413,449

Net income (loss)	$3,374,096	$(504,017)	$9,562,245	$1,706,955

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.76	$(0.20)	$2.15	$0.30
Per share cumulative effect of change in accounting principle	—	0.09	—	0.09
Basic earnings (loss) per share	$0.76	$(0.11)	$2.15	$0.39

Diluted earnings (loss) per share	$0.75	$(0.11)	$2.13	$0.38

Comprehensive income (loss)	$3,175,389	$(510,974)	$9,372,055	$1,721,865

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30,

	2003	2002
Cash flows from operating activities
Net cash provided by operating activities	$32,964,653	$74,273,402

Cash flows from investing activities
Loans receivable originations, net	(6,223,889)	(9,622,718)
Proceeds from sales of mortgage servicing rights	23,618,462	11,692,926
Other real estate owned, net	(282,219)	(1,736,227)
Property and equipment expenditures, net	(900,074)	(1,084,529)
Purchase of securities available for sale	(44,775,000)	(12,000,000)
Proceeds from sales of securities available for sale	42,457,589	10,743,143
Proceeds from maturities and principal repayments of securities available for sale	14,795	4,378,047
(Purchase) sale of Federal Reserve Stock	100,000	(260,000)
Net cash provided by investing activities	14,009,664	2,110,642

Cash flows from financing activities
Increase in deposits	16,013,841	47,136,042
Decrease in due to bank	(13,436,500)	(4,801,433)
Increase (decrease) in notes payable	8,257,741	(26,516,376)
Advances on Federal Home Loan Bank borrowings	—	4,000,000
Repayment on Federal Home Loan Bank borrowings	—	(2,000,000)
Exercise of stock options	108,666	158,101
Cash dividends	(1,334,454)	(266,362)
Decrease in repurchase agreements	(26,253,083)	(54,045,303)
Net cash provided (used) by financing activities	(16,643,789)	(36,335,331)

Net change in cash and cash equivalents	30,330,528	40,048,713

Cash and cash equivalents at beginning of period	57,361,935	16,884,630

Cash and cash equivalents at end of period	$87,692,463	$56,933,343

See accompanying notes to financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiaries Pelican National Bank (“Pelican National”) and The Washtenaw Group (Washtenaw), including its wholly owned subsidiary Washtenaw Mortgage Company, for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

In an internal reorganization on August 22, 2003, Pelican Financial transferred all shares of Washtenaw Mortgage to The Washtenaw Group in exchange for all the outstanding shares of The Washtenaw Group.  Since this transaction was an internal reorganization, the accounts of Washtenaw Mortgage are carried forward without change.

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

	Three Months Ended September 30,
	2003	2002
Net income (loss) as reported	$3,374,096	$(504,017)
Stock-based compensation expense, net of forfeitures, using fair value method	(9,054)	(14,528)
Pro forma net income (loss)	$3,365,042	$(518,545)

Basic earnings (loss) per share as reported	$0.76	$(0.11)
Pro forma basic earnings (loss) per share	0.75	(0.12)

Diluted earnings (loss) per share as reported	$0.75	$(0.11)
Pro forma diluted earnings (loss) per share	0.75	(0.12)

	Nine Months Ended September 30,
	2003	2002
Net income as reported	$9,562,245	$1,706,955
Stock-based compensation expense, net of forfeitures, using fair value method	(8,330)	(43,584)
Pro forma net income	$9,553,915	$1,663,371

Basic earnings per share as reported	$2.15	$0.39
Pro forma basic earnings per share	2.15	0.38

Diluted earnings per share as reported	$2.13	$0.38
Pro forma diluted earnings per share	2.13	0.37

Cumulative Effect of Change in Accounting Principle:

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and was effective July 1, 2002.   Upon adopting this guidance on July 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives, and accordingly the fair value of rate lock commitments is included in the September 30, 2003 financial statements but is only included in the September 30, 2002 financial statements from July 1, 2002 onward.  The effect of adopting this guidance on July 1, 2002 is reflected as a cumulative effect of change in accounting principle in the September 30, 2002 income statements.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2003	December 31, 2002
Commercial, financial and agricultural	$713,637	$962,713
Commercial real estate	48,183,537	59,542,563
Residential real estate	47,610,569	43,377,309
Consumer loans	14,564,906	1,712,577
	111,072,649	105,595,162
Deduct: allowance for loan losses	(1,203,707)	(1,062,109)

Loans receivable, net	$109,868,942	$104,533,053

During the second quarter of 2003, the Company transferred $13,690,000 of consumer loans secured by boats from held for sale to portfolio.  Loans are transferred at the lower of cost or fair value.

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2003	2002

Balance at beginning of period	$1,128,137	$1,056,893
Provision for loan losses	518,000	40,000
Loans charged-off	(468,919)	(15,861)
Recoveries	26,489	5,993

Balance at end of period	$1,203,707	$1,087,025

Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

	2003	2002

Balance at beginning of period	$1,062,109	$856,216
Provision for loan losses	888,000	270,000
Loans charged-off	(783,029)	(47,067)
Recoveries	36,627	7,876

Balance at end of period	$1,203,707	$1,087,025

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months ended September 30, 2003	Three Months ended September 30, 2002
Basic earnings (loss) per share
Net income (loss)	$3,374,096	$(504,017)
Weighted average shares outstanding	4,459,284	4,440,172
Basic earnings (loss) per share	$0.76	$(0.11)

Diluted earnings (loss) per share
Net income (loss)	$3,374,096	$(504,017)
Weighted average shares outstanding	4,459,284	4,440,172
Dilutive effect of assumed exercise of stock options	57,185	—
Diluted average shares outstanding	4,516,469	4,440,172
Diluted earnings (loss) per share	$0.75	$(0.11)

	Nine Months ended September 30, 2003	Nine Months ended September 30, 2002
Basic earnings per share
Net income	$9,562,245	$1,706,955
Weighted average shares outstanding	4,446,870	4,416,791
Basic earnings per share	$2.15	$0.39

Diluted earnings per share
Net income	$9,562,245	$1,706,955
Weighted average shares outstanding	4,446,870	4,416,791
Dilutive effect of assumed exercise of stock options	39,920	54,889
Diluted average shares outstanding	4,486,790	4,471,680
Diluted earnings per share	$2.13	$0.38

NOTE 5 - SEGMENT INFORMATION

Pelican Financial’s operations include two primary segments: mortgage banking and retail banking.  The mortgage banking segment involves the origination and purchase of single-family residential mortgage loans in approximately 40 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.  The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples, San Carlos, Bonita Springs and Fort Myers, Florida.

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

	Dollars in thousands
	Retail Banking	Mortgage Banking	Other	Consolidated Totals

Three Months Ended September 30, 2003
Net interest income	$1,587	$1,987	$2	$3,576
Gain on sales of MSR and loans, net	21	11,824	(143)	11,702
Servicing income	4	1,858	—	1,862
Noncash items:
Provision for loan losses	518	—	—	518
MSR amortization & valuation	22	(732)	—	(710)
Provision for income taxes	(126)	1,963	(111)	1,726
Segment profit/(loss), before cumulative effect of change in accounting principle	(246)	3,834	(214)	3,374
Segment assets	205,257	177,819	(143)	382,933

Three Months Ended September 30, 2002
Net interest income	$1,703	$1,041	$(5)	$2,739
Gain on sales of MSR and loans, net	122	5,558	—	5,680
Servicing income	2	1,619	—	1,621
Noncash items:
Provision for loan losses	40	—	—	40
MSR amortization & valuation	2	6,145	—	6,147
Provision for income taxes	265	(661)	(36)	(432)
Segment profit/(loss), before cumulative effect of change in accounting principle	514	(1,361)	(70)	(917)
Segment assets	183,778	165,703	(4,642)	344,839

Nine Months Ended September 30, 2003
Net interest income	$5,269	$5,549	$2	$10,820
Gain on sales of MSR and loans, net	92	38,305	(144)	38,253
Servicing income	14	5,292	—	5,306
Noncash items:
Provision for loan losses	888	—	—	888
MSR amortization & valuation	30	6,545	—	6,575
Provision for income taxes	162	5,125	(333)	4,954
Segment profit/(loss), before cumulative effect of change in accounting principle	311	9,899	(648)	9,562
Segment assets	205,257	177,819	(143)	382,933

Nine Months Ended September 30, 2002
Net interest income	$4,799	$4,068	$(18)	$8,849
Gain on sales of MSR and loans, net	345	17,129	—	17,474
Servicing income	6	4,535	—	4,541
Noncash items:
Provision for loan losses	270	—	—	270
MSR amortization & valuation	7	11,148	—	11,155
Provision for income taxes	728	140	(148)	720
Segment profit/(loss), before cumulative effect of change in accounting principle	1,411	171	(288)	1,294
Segment assets	183,778	165,703	(4,642)	344,839

NOTE 6 – PLANNED DISTRIBUTION

On July 24, 2003, Pelican Financial issued a press release announcing the intent to spin-off Washtenaw Mortgage Company into a newly formed separate company called The Washtenaw Group, Inc.  Pelican Financial plans to distribute all of the outstanding shares of The Washtenaw Group to the holders of Pelican Financial common stock on a share for share basis.  Upon completion of the distribution, which is expected in the fourth quarter of 2003, Washtenaw will no longer be a subsidiary of Pelican Financial and Pelican Financial shareholders will hold an equivalent number of common shares of both Pelican Financial and The Washtenaw Group.

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

EARNINGS PERFORMANCE

Pelican Financial reported net income of $3.4 million for the quarter ended September 30, 2003, an increase of $3.9 million when compared to a net loss of $504,000 for the same period in 2002.  Basic earnings per share were net income of  $0.76 per share compared to a net loss of $0.11 per share for the three months ended September 30, 2003 and 2002 respectively.   Diluted earnings per share were net income of  $0.75 per share compared to a net loss of $0.11 per share for the three months ended September 30, 2003 and 2002 respectively.

For the nine months ended September 30, 2003 Pelican Financial reported net income of $9.6 million compared to $1.7 million for the same period in 2002.  This includes a $413,000 after tax credit in 2002 as the result of a cumulative effect of change in accounting principle.  Basic earnings per share were net income of  $2.15 and $0.39 per share for the nine months ended September 30, 2003 and 2002 respectively.   Diluted earnings per share were net income of  $2.13 and  $0.38 per share for the nine months ended September 30, 2003 and 2002 respectively

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and is effective July 1, 2002.  Upon adopting this guidance on July 1, the Company recorded the fair value of rate lock commitments as derivatives, and the amount of the resulting fair value adjustments largely offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  Effective July 1, 2002, this guidance required the Company to record a cumulative effect of change in accounting principle adjustment.  Pelican Financial recorded an adjustment of $413,000, net of tax, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

For further explanation of the earnings performance, please see the discussion on the retail and mortgage banking segments to follow.

RESULTS OF OPERATIONS

Retail Banking

The following discussion provides information that relates specifically to Pelican Financial’s retail banking line of business.

For the three months ended September 30, 2003, Pelican Financial’s net loss from retail banking activities primarily conducted by Pelican National, totaled $246,000. For the three months ended September 30, 2002 Pelican National’s comparable net income was $514,000.  For the nine months ended September 30, 2003, Pelican Financial’s net income from retail banking activities primarily conducted by Pelican National totaled $311,000. For the nine months ended September 30, 2002 Pelican National’s comparable net income was $1.4 million.

The decrease in net income for both the three and nine month periods was primarily attributable to an increase in the provision for loan losses and noninterest expense.

Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2003 and 2002 was $518,000 and $40,000, respectively.  For the nine months ended September 30, 2003 and 2002, the provision for loan losses was $888,000 and $270,000 respectively.  Net charge-offs for the three months ended September 30, 2003 and 2002 were $442,000 and $10,000, and net charge-offs for the nine months ended September 30, 2003 and 2002 were $746,000 and $39,000.  Net charge-offs are discussed further in the Balance Sheet Analysis section of this discussion.  The increase in the provision for loan losses was due to the increase in net charge offs and increase in specific allocations during the three and nine month periods.  The increase in charge offs also increased the historical loss rates used to calculate the allowance allocation for homogeneous loans.  This had the most significant impact on the marine lending portfolio and the loans remaining from a distressed pool of purchased residential mortgage loans.  The specific allocations on certain loans, including a portion of the distressed pool of residential mortgage loans, increased during the periods due to a decrease in the value of the collateral.

Net Interest Income

Net interest income remained consistent at $1.6 million compared to $1.7 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002 net interest income was $5.3 million and $4.8 million respectively.  The increase in net interest income for the nine months ended September 30, 2003 was due primarily to an increase in average balance on interest bearing assets primarily in the form of federal funds sold.  This was offset by a decrease in net interest margin.

During the quarter ended September 30, 2003, Pelican National Bank implemented a new strategy in an effort increase core deposits.  This strategy calls for Pelican National Bank to pay a high interest rate on its money market account in an effort to attract new customers.   This will result in a decrease in net interest income until Pelican National Bank is able to obtain interest-earning assets.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.  With the exception of loans held for sale and other borrowings, the interest earning-assets and interest-bearing liabilities are attributable to Pelican National.

	Three months ended September 30,
	2003			2002
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$60,060	$152	1.01%	$25,420	$112	1.76%
Securities	5,966	80	5.36	5,474	85	6.21
Loans held for sale	257,185	3,865	6.01	152,061	2,729	7.18
Loans receivable, net	112,106	2,053	7.33	119,589	2,144	7.17
Total interest-earning assets	435,317	6,150	5.65	302,544	5,070	6.70
Non-earning assets	17,250			24,926
Total assets	$452,567			$327,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$924	2	0.87	$847	2	0.94
Money market accounts	19,831	88	1.77	5,501	32	2.33
Savings deposits	12,263	43	1.40	12,510	77	2.46
Time deposits	41,531	442	4.26	61,764	734	4.75
Other borrowings	234,112	1,999	3.42	138,474	1,486	4.29
Total interest-bearing liabilities	308,661	2,574	3.34	219,096	2,331	4.26
Noninterest-bearing liabilities	105,170			77,610
Stockholders’ equity	38,736			30,764
Total liabilities and stockholders’ equity	$452,567			$327,470
Interest rate spread			2.31%			2.44%
Net interest income and net interest margin		$3,576	3.29%		$2,739	3.62%

	Nine months ended September 30,
	2003			2002
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$46,066	$397	1.15%	$18,042	$232	1.71%
Securities	7,249	285	5.24	8,050	377	6.24
Loans held for sale	234,227	11,455	6.52	159,918	8,813	7.35
Loans receivable, net	124,806	6,043	6.46	116,612	6,436	7.36
Total interest-earning assets	412,348	18,180	5.88	302,622	15,858	6.99
Non-earning assets	16,299			37,779
Total assets	$428,647			$340,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$799	4	0.67	$865	6	0.92
Money market accounts	16,104	174	1.44	6,043	106	2.34
Savings deposits	12,314	145	1.57	10,857	229	2.81
Time deposits	40,493	1,385	4.56	60,660	2,247	4.94
Other borrowings	206,583	5,652	3.65	157,873	4,421	3.73
Total interest-bearing liabilities	276,293	7,360	3.55	236,298	7,009	3.95
Noninterest-bearing liabilities	116,078			72,987
Stockholders’ equity	36,276			31,116
Total liabilities and stockholders’ equity	$428,647			$340,401
Interest rate spread			2.33			3.04
Net interest income and net interest Margin		$10,820	3.50%		$8,849	3.90%

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

Noninterest Income

Noninterest income for the three months ended September 30, 2003 was $18,000, compared to $200,000 for the same period in 2002, a decrease of $182,000 or 91%.  For the nine months ended September 30, 2003, noninterest income was $379,000 compared to $587,000 for the same period in 2002.  The decrease for both the three and nine month periods was primarily the result of a decrease in gain on sale of mortgage servicing rights and loans offset by an increase in service charges on deposit accounts.  The decrease in gain on sale of mortgage servicing rights and loans is primarily attributable to the sale of marine loans of approximately two to three million each quarter, which occurred in 2002.  No similar transaction occurred in 2003.  Service charges on deposit accounts are the function of an increased focus and marketing plan intended to increase Pelican National’s core deposits.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2003 was $1.4 million, compared to $1.1 million for the same period in 2002, an increase of approximately $300,000 or 27%. This increase was primarily due to increases in compensation and employee benefits of $239,000 or 40% and occupancy and equipment expense of $60,000 or 31%.  The increases were the result of expenses related to additional support staff hired due to the growth of the bank and additional expenditures due to the opening of Pelican National’s branches in San Carlos and Bonita Springs, Florida.

For the nine months ended September 30, 2003, noninterest expense was $4.3 million compared to $3.0 million for the same period in 2002.  The increase of $1.3 million or 43% was also attributable to the aforementioned expenses incurred as a result of the overall growth of the bank.

Mortgage Banking

The following discussion provides information that relates specifically to Pelican Financial’s mortgage banking line of business.

For the three months ended September 30, 2003, Pelican Financial’s net income from mortgage banking activities, primarily conducted by Washtenaw, totaled $3.8 million. For the three months ended September 30, 2002 Washtenaw’s comparable net loss was $948,000.  For the nine months ended September 30, 2002, the net income from mortgage banking activities totaled $9.9 million compared to net income of $584,000 for the same period in 2002. The increase in the net income for both periods was primarily attributable to the increase in mortgage loan production.

The volume of loans produced for the three months ended September 30, 2003 totaled $1.0 billion as compared to $598.4 million for the three months ended September 30, 2002.  For the nine months ended September 30, loan production totaled $3.2 billion and $1.8 billion for 2003 and 2002 respectively.  This represents an increase of $1.4 billion or 78%.  The current economic environment has resulted in rising mortgage interest rates and as a result management anticipates loan production to decrease during the fourth quarter.

Noninterest Income

Total noninterest income for the three months ended September 30, 2003 was $13.9 million, compared to $7.5 million for the three months ended September 30, 2002, an increase of $6.4 million or 85%. This increase was primarily due to the increase in gain on sale of mortgage servicing rights and loans.  For the nine months ended September 30, 2003 noninterest income was $44.4 million, compared to $22.2 million for the nine months ended September 30, 2002, an increase of $22.2 million or 100%. This increase was primarily due to an increase in gain on sales of mortgage servicing rights and loans of $21.2 million.  The increase in gain on sales of mortgage servicing rights and loans net was a result of the increased mortgage loan production.

Loan Servicing

At September 30, 2003 and 2002, Washtenaw serviced $2.7 billion and $2.1 billion of loans respectively.  Washtenaw has historically retained the servicing on a portion of its new production to offset the normal portfolio runoff that occurs when mortgage interest rates decline.  This includes both fixed and variable rate conventional loans as well loans insured by the Government National Mortgage Association.  However, during the quarter ended September 30, 2003, management made the strategic decision to hold more servicing in an attempt to offset the reduction in revenue resulting from decreased loan production in the latter part of the quarter.

Service fee income, net of amortization, was $156,000 and $484,000 for the three months ended September 30, 2003 and 2002 respectively.  For the nine months ended September 30, 2003 and 2002, service fee income net of amortization was $950,000 and $1.3 million respectively.  Net service fee income has decreased due to the increase in amortization exceeding the increase in gross service fee income.  This is the result of the low interest rates causing an increase in actual and expected prepayments, which are used to determine the amortization rate.  Gross service fee income was $1.9 million and $1.6 million for the three months ended September 30, 2003 and 2002 respectively.  For the nine months ended September 30, 2003 and 2002, gross service fee income was $5.3 million and $4.5 million respectively.

Noninterest Expense

Total noninterest expense (excluding amortization of mortgage servicing rights which was previously discussed) for the three months ended September 30, 2003 was $10.1 million, compared to $10.5 million for the same period in 2002, a decrease of $400,000 or 4%.  This was primarily the result of a decrease in the mortgage servicing rights valuation adjustment of $7.4 million offset by an increase in compensation and employee benefits cost of $4.2 million and an increase in other noninterest expense of $2.2 million.  The mortgage servicing rights valuation adjustment decreased due to the increase in mortgage interest rates during the period.  As mortgage interest rates rise, the value of the mortgage servicing rights asset increases because of the lesser likelihood the loans will be refinanced. The increase in employee compensation and benefits was primarily the result of an increase in commissions paid to the sales force due to the increase in mortgage loan production and the increase in management bonus compensation.  Due to the financial performance of Washtenaw during the third quarter, management was awarded bonus compensation.  The increase in other noninterest expense is due to losses incurred on actual and expected repurchases of mortgage loans.  Actual and expected loan repurchases increase during periods of increased loan production.

For the nine months ended September 30, 2003 and 2002, noninterest expense was $34.9 million and $25.9 million, a difference of $9.0 million between the comparable periods.  The increase was primarily the result of reasons provided above.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At September 30, 2003, total assets of Pelican Financial equaled $382.9 million as compared to $385.7 million at December 31, 2002, a decrease of $2.8 million. This decrease is primarily due to a decrease in loans held for sale offset by increases in cash and cash equivalents and loan servicing rights.

Cash and Cash Equivalents

Cash and cash equivalents were $87.7 million at September 30, 2003 compared to $57.4 million at December 31, 2002. The increase of $30.3 million or 53% was primarily the result of an increase in interest bearing deposits, which was offset by reductions in cash and due from banks and federal funds sold.  Pelican National had excess liquidity that will be used to fund loan originations and the purchase of additional investment securities.

Washtenaw maintains a significant deposit relationship with Pelican National Bank. The deposit relationship totaled $72.7 million on September 30, 2003, compared to $82.7 million on December 31, 2002.  The largest accounts are for the principal and interest collections on loans serviced.  Additionally Washtenaw maintains accounts for tax and insurance escrow impounds on loans serviced.

As of September 30, 2003, the principal and interest remittance accounts totaled  $56.2 million, compared to the December 31, 2002 balance of $69.2 million.   The fluctuation in this balance is primarily due to decreases in prepayment remittances from refinance activity over the period.

As of September 30, 2003, the balance in the escrow accounts was $15.6 million, compared to the December 31, 2002 balance of $11.9 million.  The increase in the balance in this account is reflective of growth mortgage loan servicing portfolio, with escrow impounds, serviced by Washtenaw and the timing of real estate tax payments.

Under terms of its existing credit facilities, Washtenaw could receive compensating balance credits against finance charges equal to the rate paid on federal funds sold for these account balances.  Presently, the accounts are held as non-interest bearing demand accounts at Pelican National.

Investment Securities

Pelican National utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities, federal funds, and U. S. government sponsored agency issued mortgage-backed securities.  At September 30, 2003 and at December 31, 2002, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At September 30, 2003, the market value of Pelican National’s investment portfolio totaled $4.7 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At September 30, 2003	At December 31, 2002
	(Dollars in thousands)

U. S. Government agency	$4,677	$2,517
Mortgage-backed securities	28	43
Federal Reserve Bank and Federal Home Loan Bank Stock	1,230	1,330
Total investment securities	$5,935	$3,890

Loans Held for Sale

Loans held for sale were $144.6 million at September 30, 2003 compared to $192.5 million at December 31, 2002.  The decrease of $47.9 million or 25% was caused by the decrease in mortgage loan refinancing at Washtenaw during later part of the quarter ended September 30, 2003.  Mortgage loan production reached an all time high of $502.8 million in July, but it decreased to $220.0 million in September.

Loans Receivable

Total loans receivable were $109.9 million at September 30, 2003, an increase of $5.4 million or 5% from $104.5 million at December 31, 2002.  This increase resulted primarily from increases in commercial and residential real estate and consumer lending production at Pelican National.  This was offset by a higher level of loans that were paid in full due to the low interest rate environment.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$192,186	75.27%	$220,882	74.12%
Commercial and industrial real estate	46,191	18.09	58,014	19.47
Construction	1,677	0.66	2,905	0.98
Total real estate loans	240,054	94.02	281,801	94.57
Other loans:
Business, commercial	714	0.28	963	0.32
Automobile	550	0.21	739	0.25
Boat	13,477	5.28	13,465	4.52
Other consumer	537	0.21	1,024	0.34
Total other loans	15,278	5.98	16,191	5.43

Total gross loans	255,332	100.00%	297,992	100.00%

Unearned fees, premiums and discounts, net	316		92

Allowance for loan losses	(1,204)		(1,062)

Total Loans net (1)	$254,444		$297,022

(1)          Includes loans held for sale and loans receivable, net

Mortgage Servicing Rights

Total mortgage servicing rights were $22.7 million at September 30, 2003, an increase of $8.9 million or 64% from $13.8 million at December 31, 2002.  The mortgage servicing portfolio increased from $2.4 billion at December 31,

2002 to $2.7 billion at September 30, 2003, as Washtenaw retained the servicing rights on a portion of current mortgage loan production.  This increase in the servicing portfolio resulted in additions to the mortgage servicing rights asset of $15.4 million for the nine months ended September 30, 2003.  However, these additions were offset by $6.5 million of amortization and impairment valuation adjustments on the servicing rights for the nine months ended September 30, 2003.  The impairment valuation adjustments were due to a significant decrease in mortgage interest rates, during the first two quarters of year.   These were offset by an increase in mortgage interest rates in the quarter ended September 30, 2003.  Changes in mortgage interest rates affect expected prepayment speeds, which project the expected runoff of the mortgage loan servicing portfolio based on comparisons between the interest rates of the loans in the portfolio and current market interest rates.

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

The following table sets forth certain information on nonperforming loans and other real estate owned, the ratio of such loans and other real estate owned to total loans, and total assets as of the dates indicated.

	At September 30,		At December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$506	$2,197	$1,557
Loans past due 90 days or more but not on nonaccrual	472	1,352	767
Total nonperforming loans	978	3,549	2,324

Other real estate owned	1,575	1,936	1,293
Total nonperforming assets	$2,553	$5,485	$3,617

Total nonperforming assets to total assets	0.67%	1.54%	0.94%
Allowance for loan losses to nonperforming loans	123.11%	30.63%	45.70%
Nonperforming loans to total assets	0.26%	1.03%	0.60%

Provision and Allowance for Loan Losses

The allowance for loan losses as of September 30, 2003 was $1.2 million, or 1.08% of total portfolio loans, compared to $1.1 million, or 1.02% of total loans at December 31, 2002. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar un-graded loans.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired. The specific allowance is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

A general allocation on commercial and commercial real estate loans not considered impaired is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans.  Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the allocation. Loss factors are based on our loss experience, or peer loss experience in the absence of actual loss experience, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date.

Groups of homogeneous loans, such as residential real estate and consumer loans, receive an allowance allocation based on loss trends.  We use historical loss trends based on our experience in determining an adequate allowance for these pools of loans. General economic and business conditions, credit quality trends, seasoning of the portfolios and recent loss experience are conditions considered in connection with allocation factors for these similar pools of loans.

During the nine months ended September 30, 2003 the allowance for loan losses increased by $142,000.  The increase in the allowance was deemed necessary despite the decrease in nonperforming loans, due to an increase in loans requiring specific allowances and an increase in the allowance allocation on the marine lending portfolio.

Net charge-offs for the nine months ended September 30, 2003 totaled $746,000 as compared to $39,000 for the same period in 2002. The increase in net charge-offs was due to the deterioration of several impaired loans.  These loans are located in inner-city areas where the overall neighborhoods are declining.  Several of these loans were made to one borrower who has declared bankruptcy, which has delayed collection efforts.

LIABILITIES

At September 30, 2003, the total liabilities of Pelican Financial were $343.0 million as compared to $353.9 million at December 31, 2002, a decrease of $10.9 million or 3%. This decrease was primarily due to decreases in due to bank, notes payable and repurchase agreements, offset by an increase in deposits.

Deposits

Total deposits were $169.7 million at September 30, 2003 compared to $153.7 million at December 31, 2002 an increase of $16.0 million or 10%.  The primary cause of the increase was an increase in core deposits at Pelican National Bank.  The increase is attributable to a new strategy in an effort to increase core deposits.  This strategy calls for Pelican National Bank to pay a high interest rate on its money market account in an effort to attract new customers.

Due to Bank

Due to bank represents the drafts provided to fund the loans purchased by Washtenaw that have not yet been presented and cleared the bank.  Due to bank was $21.4 million at September 30, 2003 compared to $34.8 at December 31, 2002.  The decrease of $13.4 million or 39% was due to the decrease of mortgage loan production at Washtenaw during end of the third quarter of 2003 compared to the fourth quarter of 2002.

Notes Payable

Notes payable was $52.1 million at September 30, 2003 compared to $43.9 million at December 31, 2002.  This increase of $8.2 million or 19% was primarily caused by an increase in the loans not eligible to be placed in the repurchase agreements.  Washtenaw generally uses repurchase agreements to fund loans whenever possible due to lower cost of funds.

Repurchase Agreements

Repurchase agreements were $56.7 million at September 30, 2003 compared to $83.0 million at December 31, 2002.  This decrease of $26.3 million or 32% in the repurchase agreements was primarily the result of a decrease in the balance of loans held for sale.  Washtenaw uses repurchase agreements, in addition to its warehouse line of credit, as a means to fund the loans that it purchases.  Therefore, the repurchase agreements balance will move in direct correlation to the loans held for sale balance.

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

Washtenaw funds its business through the use of a warehouse line of credit and the use of agreements to repurchase.  The agreements to repurchase typically have terms of less than 90 days and are treated as a source of financing.  The warehouse line of credit has a limit of $90 million, of which $13.5 million represents a sublimit for servicing under contract for sale, and $7.2 million represents a working capital sublimit.  Borrowing pursuant to the warehouse line of credit totaled $51.7 million at September 30, 2003 and $43.9 million at December 31, 2002.  The interest rate on the warehouse line of credit is the Federal Funds Rate plus 1.50% resulting in a rate of 2.50% at September 30, 2003 and 2.75% at December 31, 2002.  The interest rate on the agreements to repurchase was 1.90% at September 30, 2003 and 2.15% at December 31, 2002.

Washtenaw purchases its loans either by wiring funds to the closing agent or sending a draft.  The decision is based on the requirements of the state where the loan is being purchased.  When a draft is used, Washtenaw begins earning interest on the day the draft is issued but does not incur any cost of funds until the draft is presented to bank.  When the draft clears the bank, Washtenaw will either borrow money on its warehouse line of credit or through its agreements to repurchase depending on the type of loan.  Outstanding drafts totaled $21.4 million at September 30, 2003 and $34.8 million at December 31, 2002.

Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales and calls of securities available for sale.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At September 30, 2003, Pelican National had a liquidity ratio of 48%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations.

Pelican Financial’s ability to continue to purchase loans and mortgage servicing rights and to originate new loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium or to sell the mortgage servicing rights in the secondary market in order to generate cash proceeds to repay borrowings pursuant to the warehouse facility, thereby creating borrowing capacity to fund new purchases and originations.  The value of and market for Pelican Financial’s loans and mortgage servicing rights are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and government regulations.

Washtenaw generally grants commitments to fund mortgage loans for up to 30 days at a specified term and interest rate.  The commitments are commonly known as rate-lock commitments.  At September 30, 2003, Washtenaw had outstanding rate-lock commitments to lend $212.2 million for mortgage loans.  Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.  Also, as of September

30, 2003, Washtenaw had outstanding commitments to sell $214.8 million of mortgage loans.  These commitments usually are funded within 90 days.

Capital Resources

The Board of Governors of the Federal Reserve System’s (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at September 30, 2003 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action at September 30, 2003 and December 31, 2002, respectively:

	Actual
	September 30, 2003		December 31, 2002		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized

Total Equity Capital to risk-weighted assets	14.31%	18.91%	13.11%	13.67%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	13.25%	17.66%	12.23%	13.21%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	7.61%	8.41%	8.77%	7.58%	4.00%	5.00%

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls were effective as of the date of this Quarterly Report to timely alert management to material information relating to the Company.

Part II. Other Information

Item 1.  Legal Proceedings

The following updates the status of material litigation outstanding against Pelican Financial, Inc. as of September 30, 2003.

Hearn, et al. v. Washtenaw Mortgage Co., Case No. 02-60093, U.S. District Court for the  Eastern District of Michigan, Southern Division.  Washtenaw was named as a defendant in this case based on the assertion that Washtenaw engaged in the unauthorized practice of law by virtue of drafting loan documents.   The Michigan Supreme Court recently ruled that lenders in similar situations were not engaging in the unauthorized practice of law.  Washtenaw has settled the case for an insignificant amount.

Hearn, et al. v. Washtenaw Mortgage Co., Case No. 4:98-CV-78 (JRE), U.S. District Court for the Middle District of Georgia.  On February 19, 1998, Washtenaw was named as a defendant in a class action lawsuit alleging that the yield spread premium payments from Washtenaw to mortgage brokers were either payments for the referral of business, or duplicative payments.  Washtenaw has settled the case for an insignificant amount.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

None

Item 5.  Other Information

On October 16, 2003, Pelican National Bank entered into an informal, non-binding, memorandum of understanding with the Comptroller of Currency.  The memorandum of understanding puts in place additional operational and reporting requirements on the Management and Board of Directors of Pelican National Bank.  The memorandum of understanding does not include any financial covenants.  In the opinion of Management, the memorandum of understanding will not have a material adverse effect upon the business operations or future profitability of the bank.

Item 6.  Exhibits and Reports on Form 8-K

(a)              Exhibits

None

(b)             Reports on Form 8-K

July 23, 2003 to announce second quarter 2003 earnings.

July 24, 2003 to announce the seeking of regulatory approval to spin-off Washtenaw Mortgage Company.

Pelican Financial, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: November 12, 2003	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)