Form 10-K
period 2003-12-31
PELICAN FINANCIAL INC
filed 2004-03-26
CIK 1037652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

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

The issuer’s voting stock trades on the American Stock Exchange under the symbol “PFI.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2003, was $17,764,884 ($4.00 per share based on 4,441,221 shares of common stock outstanding).

As of March 15, 2004, there were issued and outstanding 4,488,351 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.                                       Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 2003 (Part II).

TABLE OF CONTENTS

Part I.

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Managements Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures

Part III.

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

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

PART I

Item 1.    Business

General

Pelican Financial, Inc. was incorporated in Delaware on March 3, 1997 to own and control all of the outstanding capital stock of Pelican National Bank and Washtenaw Mortgage Company.  On August 22, 2003, The Washtenaw Group, Inc. was incorporated in Michigan to own and control all of the outstanding capital stock of Washtenaw Mortgage Company.  In an internal reorganization, Pelican Financial transferred all the shares of Washtenaw Mortgage Company to The Washtenaw Group in exchange for all the outstanding shares of The Washtenaw Group.  At the close of business on December 31, 2003, Pelican Financial distributed to each record holder of its common stock, as of December 22, 2003, one share of common stock of The Washtenaw Group.

Pelican Financial has no employees other than executive officers who do not receive compensation from Pelican Financial for serving in this capacity.  See “Management - Director and Executive Officer Compensation.”  Pelican Financial engages in no other operations other than the management of its investments in Pelican National.  Pelican National is engaged primarily in retail banking.

Our internet address is www.PelicanFinancialInc.com.  We make available free of charge on www.PelicanFinancialInc.com. our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our recently adopted Code of Business Conduct and Ethics is also available on our website.

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

Pelican Financial currently operates in retail banking through its wholly-owned subsidiary.  However, for the year ended December 31, 2003, Pelican Financial’s revenues (net interest income and non-interest income) and earnings before income taxes are attributable to Pelican National and Washtenaw Mortgage, the discontinued operation.

At December 31, 2003, total assets of Pelican Financial (subsequent to the spin-off of Washtenaw Mortgage) were $221.5 million.  For the year ended December 31, 2003, net income was $8.5 million, of which $9.4 million was attributable to the discontinued operations of Washtenaw, $180,000 was a net loss of Pelican National, and $738,000 was a net loss at Pelican Financial.

Market Area

The following market area discussion relates only to the continuing operations of Pelican Financial through Pelican National.

The retail banking operations of Pelican National are located in Naples, San Carlos, Bonita Springs and Fort Myers, Florida.  Pelican National is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves.  Pelican National’s primary service area for attracting deposits and making loans includes the communities located in western Collier County, Florida and Lee County, Florida.  These communities include North Naples, Central Naples, East Naples, South Naples, Golden Gate, Marco Island, and the portion of Bonita Springs, which is in Collier County, which make up an area locally known as the “greater Naples area.”  Collier County has, and continues to experience population growth greater than the national and Florida averages.  The population of Collier County for 2003 is estimated at 265,000.

As a result of the opening of our branch office in San Carlos, Florida and the operation of our Fort Myers branch, Pelican National Bank’s secondary service area for attracting deposits and making loans includes the communities located in western Lee County, Florida.  These communities include North Fort Myers, Central Fort Myers, East Fort Myers, South Fort Myers, Fort Myers Beach, Sanibel Island, San Carlos, Captiva Island, Cape Coral, Lehigh Acres, and Pine Island.  Lee County has, and continues to experience population growth greater than the national and Florida averages.  The population of Lee County was estimated to be 455,000 in 2003.

Because of the year-round subtropical climate, numerous golf facilities and pristine beaches, Collier and Lee Counties attracts approximately 2.7 million and 3.5 million visitors per year, respectively.  As a result, the service sector is one of the largest employers, particularly hotels such as those operated by Marriott Corporation, Hilton, and Radisson.  The next largest sector is retail trade followed by the government and construction.  Furthermore, the unemployment rate for both Lee and Collier counties are below the national average.

Competition

The following competition discussion relates only to the continuing operations of Pelican Financial through Pelican National.

Pelican Financial faces significant competition both in generating loans and attracting deposits at Pelican National.  Pelican National operates as a full-service community bank, offering a variety of financial services to meet the needs of its market area.  Those services include accepting time and demand deposits from the general public and, together with other funds, using the proceeds to originate secured and unsecured commercial and consumer loans, finance commercial transactions, and provide construction and mortgage loans, as well as home equity and personal lines of credit.  Other services offered by Pelican National include the sale of money orders, traveler’s checks, cashier’s checks, and savings bonds, wire transfer and direct deposit services, and safe deposit boxes.

Pelican National’s primary market area is highly competitive and Pelican National faces direct competition for loans and deposits from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence.  Pelican National’s most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions.  In addition, Pelican National faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in instruments such as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.  Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.  Pelican National primarily seeks to distinguish itself from the competition based on the level of service offered and its variety of loan products.  As a full-service community bank, Pelican National believes that it can better serve individuals and small businesses that have become disenfranchised with the narrow guidelines of large national and regional banks.

Lending Activities

The following lending activity discussion relates only to the continuing operations of Pelican Financial through Pelican National except where specifically noted otherwise.

General.  Pelican National originates or acquires loans through its retail banking operations.  Loans are either held for investment or held available for sale in the secondary market.  In addition to residential mortgage loan production, Pelican National engages in the origination of commercial, commercial real estate, construction, and consumer loans.  Pelican National also purchases loan packages to supplement its loan portfolio.  For the year ended December 31, 2003, Pelican Financial’s combined wholesale and correspondent loan production (including Washtenaw Mortgage) totaled $3.6 billion and its retail loan production totaled $165.0 million.  Pelican National was responsible for $51.3 million in new loan production.

Residential mortgage loans are typically underwritten to secondary marketing standards.  The type of loan offered include fixed rate, variable rate and balloon products.  Construction loans will be offered as well, however the underwriting criteria will be more restrictive than a traditional mortgage loan.  Pelican National will retain a portion of residential mortgage loans depending on its liquidity position and the type of loan.  Pelican National will be more likely to retain variable rate loans to minimize the interest rate risk.

Commercial loans are a loan product provided by the Pelican National as well.  The commercial loan products include; commercial real estate; non real estate loans for items such as equipment, inventory and working capital lines; construction and multifamily.  The commercial loans are underwritten to ensure adequate cash flow exists to cover the debt service.  Pelican National also looks to ensure there is adequate collateral minimize its risk.  Finally, Pelican National may obtain guarantors with a strong personal financial status to protect their interest.

The following are a various consumer loan products that Pelican National Bank currently offers its customers:

Overdraft Protection

The overdraft protection loan product is unsecured and linked to a Pelican National checking account.  The overdraft protection line is treated as open-ended credit transactions. In order to obtain an overdraft protection line the customer must meet certain minimum credit score criteria.

Automobile Loans

Automobile loans are made for the purpose of purchasing new and used vehicles. The collateral value for new cars are based on dealer invoices. The collateral value for used vehicles will be based on invoice and N.A.D.A. values.

Boat and Recreational Vehicle Loans	The dealer’s invoice is used to value new vehicle. Used vehicle values are determined by N.A.D.A. values.
Motorcycle Loans	Retail installment loans for the purchase of motorcycles are made for the purchase of new motorcycles only.
Home Equity Lines of Credit	Home Equity Lines of Credit are secured with a first or second lien on residential property. In order to obtain a home equity line of credit, certain maximum loan to value ratios are enforced.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.  The table excludes the discontinued operations of Washtenaw Mortgage.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$44,094	39.83%	$37,074	35.29%	$44,028	47.32%	$41,780	47.12%	$47,938	68.06%
Commercial and industrial real estate	43,151	38.98	58,014	55.22	32,954	35.43	28,662	32.32	16,987	24.12
Construction	1,327	1.19	2,905	2.77	3,673	3.95	6,339	7.15	1,706	2.42
Total real estate loans	88,572	80.00	97,993	93.28	80,655	86.70	76,781	86.59	66,631	94.60
Other loans:
Business, commercial	1,534	1.39	963	0.92	703	0.76	1,116	1.26	679	0.96
Automobile	478	0.43	739	0.70	1,252	1.35	268	0.30	106	0.15
Boat	14,578	13.17	—	—	—	—	2,731	3.08	—	—
Other consumer	5,546	5.01	5,357	5.10	10,412	11.19	7,779	8.77	3,024	4.29
Total other loans	22,136	20.00	7,059	6.72	12,367	13.30	11,894	13.41	3,809	5.40

Total gross loans	110,708	100.00%	105,052	100.00%	93,022	100.00%	88,675	100.00%	70,440	100.00%

Unearned fees, premiums and discounts, net	420		92		(305)		(775)		(2,647)

Allowance for loan losses	(1,330)		(1,062)		(856)		(507)		(374)

Total Loans, net	$109,798		$104,082		$91,861		$87,393		$67,419

The following table contains certain information at December 31, 2003 regarding the maturity of Pelican Financial’s loan portfolio along with the dollar amounts of loans due after one year that have fixed and variable rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses.  Scheduled contractual principal repayments are not necessarily predictive of the actual maturities of loans because of prepayments.  The average life of mortgage loans, particularly fixed-rate loans, tends to increase when prevailing mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans, and conversely, decrease when interest rates on existing mortgages are substantially higher than prevailing mortgage rates.  The table excludes the discontinued operations of Washtenaw Mortgage.

	1 to 4 Family Real Estate	Commercial & Industrial Real Estate	Construction	Business, Commercial	Consumer	Total

Non-accrual loans	$283	$172	$—	$—	$—	$455

Amounts Due:
Within 3 months	$1,002	$5,980	$762	$359	$5,171	$13,274
3 months to 1 year	6,948	8,218	565	20	398	16,149
Total due within 1 year	7,950	14,198	1,327	379	5,569	29,423

After 1 year:
1 to 3 years	4,898	13,781	—	1,140	1,277	21,096
3 to 5 years	5,199	8,593	—	15	1,643	15,450
5 to 10 years	4,570	837	—	—	4,030	9,437
10 to 15 years	2,089	3,098	—	—	8,083	13,270
Over 15 years	19,388	2,644	—	—	—	22,173
Total due after 1 year	36,144	28,953	—	1,155	15,033	81,426

Total	$44,094	$43,151	$1,327	$1,534	$20,602	$110,708

Fixed rate	$27,168	$14,901	—	$1,155	$15,019	$58,243
Variable rate	9,117	14,052	—	—	14	23,183
Total due after 1 year	$36,285	$28,953	$—	$1,155	$15,033	$81,426

Asset Quality

Pelican Financial is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans.  Pelican Financial’s senior officers closely monitor the loan and real estate owned portfolios for potential problems on a continuing basis and report to the Board of Directors of Pelican National and Pelican Financial at regularly scheduled meetings.  These officers regularly review the classification of loans and the allowance for losses.  Pelican National also has regular, independent loan reviews of a portion of the loan portfolio, the results are then reported to Board of Directors.

Nonperforming assets consist of nonaccrual loans and real estate owned.  Loans are usually placed on nonaccrual status when the loan is past due 90 days or more, or the ability of a borrower to repay principal and interest is in doubt.  Real estate or other collateral acquired by Pelican Financial as a result of foreclosure or repossession is classified as other real estate owned or repossessed assets until the time it is sold.  Pelican Financial generally tries to sell the property at a price no less than its net book value, but will consider discounts where appropriate to expedite the return of the funds to an earning status.  When the property is acquired, it is initially recorded at the lower of cost or fair value, establishing a new cost basis.  After foreclosure or repossession, valuations are periodically performed by management and adjusted through a charge to income for changes in the fair value or cost to sell.

Pelican Financial establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors including the estimated market value of the underlying collateral, the growth and composition of the loan portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect borrowers’ abilities to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.

The following table summarizes nonperforming loans, other real estate owned, and restructured loans at the periods indicated for the continuing operations of Pelican Financial.  During the periods indicated, Pelican Financial had no restructured loans.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$455	$1,558	$1,894	$975	$0
Loans past due 90 days or more but not on nonaccrual	—	97	—	209	1,084
Total nonperforming loans	455	1,655	1,894	1,184	1,084

Other real estate owned	333	76	77	33	246
Total nonperforming assets	$788	$1,731	$1,971	$1,217	$1,330

Total nonperforming assets to total assets	0.36%	0.45%	0.53%	0.60%	0.85%
Allowance for loan losses to nonperforming loans	292.31%	64.21%	45.22%	42.82%	34.50%
Nonperforming loans to total assets	0.21%	0.43%	0.51%	0.58%	0.70%

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio, the general economy as well as the historical performance of the loan portfolio.  In addition, management considers various characteristics of each individual loan, or pool of loans, such as credit scores, loan to value ratios, the type of collateral and payment history.  Management will also look at the financial strength of personal guarantors when applicable.   Typically, management allocates a smaller portion of the allowance for loan losses to those loans or pools of loans with lower historical losses.  The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management.

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

The following table contains information with respect to Pelican Financial’s allowance for loan losses for the periods indicated.

	At or for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average loans outstanding, net	$110,875	$110,355	$89,743	$76,890	$68,136
Total gross loans outstanding at end of period	$110,708	$105,052	$93,022	$88,675	$70,440

Allowance balance at beginning of period	$1,062	$856	$507	$374	$127

Provision for loan losses	1,058	300	562	257	255

Actual charge-offs:
1-4 family residential real estate	671	53	171	118	0
Other	198	54	44	8	8
Total charge-offs	869	107	215	126	8

Recoveries:
Total recoveries	79	13	2	2	0
Net chargeoffs	790	94	213	124	8

Allowance balance at end of period	$1,330	$1,062	$856	$507	$374

Net chargeoffs as a percent of average loans	0.71%	0.09%	0.24%	0.16%	0.01%
Allowance for loan losses to total gross loans at end of period	1.20%	1.01%	0.92%	0.29%	0.29%

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1-4 family residential real estate	$589	39.83%	$716	35.29%	$499	47.32%	$300	47.12%	$138	68.06%
Commercial and industrial real estate	614	38.98	153	55.22	94	35.43	162	32.32	85	24.12
Construction	2	1.19	—	2.77	14	3.95	2	7.15	11	2.42
Business, commercial	6	1.39	3	0.92	3	0.76	3	1.26	132	0.96
Boat	100	13.17	—	—	—	—	27	3.08	—	—
Other	19	5.44	190	5.80	246	12.54	13	9.07	8	4.44
Unallocated	—		—		—		—		—
Total	$1,330	100.00%	$1,062	100.00%	$856	100.00%	$507	100.00%	$374	100.00%

Investment Activities

Since the start of Pelican Financial’s retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have been adequate to match Pelican National’s loan demand.  In addition, Pelican National sells a portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis.  Pelican National currently invests excess liquidity in a variety of interest-earning assets.   The investment policy related to the retail banking operations of Pelican Financial, as approved by the Board of Directors of Pelican National, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican Financial’s lending activities.  Pelican Financial primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.  Generally, Pelican Financial’s investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican Financial has invested primarily in U.S. government and agency securities, federal funds, and U.S. government sponsored agency issued mortgage-backed securities.  As required by Statement of Financial Accounting Standards, (“SFAS”) No. 115, Pelican Financial has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale, or held for trading.  At December 31, 2003, all of the investment securities held in Pelican Financial’s investment portfolio were classified as available for sale.

At December 31, 2003, Pelican Financial had invested $24.3, or 11% of total assets, in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities.  These were primarily composed of adjustable rate mortgages.  In addition, at December 31, 2003, $25.4 million, or 11%, of total assets, were debt obligations issued by federal agencies and sponsored entities, which generally have stated maturities from one year to twenty-five years.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities.  There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer.  In addition, the market value of these securities may be adversely affected by changes in interest rates.

The following table contains information on the market value of Pelican Financial’s investment portfolio at the dates indicated.  At December 31, 2003, the market value of Pelican Financial’s investment portfolio totaled $50.7 million.  During the periods indicated and except as otherwise noted, Pelican Financial had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At December 31,
	2003	2002	2001
	(In thousands)

U.S. Government agency	$25,403	$2,517	$3,570
Mortgage-backed securities	24,327	43	1,515
Federal Reserve Bank and FHLB stock	949	1,330	1,070
Total investment securities	$50,679	$3,890	$6,155

The following table contains certain information regarding the market values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of Pelican Financial’s investment securities portfolio at December 31, 2003.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. Government Agency	$4,970	1.18%	$18,114	3.22%	$—	—%	$2,319	5.34%	$25,403	3.03%
Mortgage-backed securities	—	—	—	—	—	—	24,327	4.02	24,327	4.02
Other	—	—	—	—	—	—	949	6.49	949	6.49
Total	$4,970	1.18%	$18,114	3.22%	$—	—%	$27,595	4.22%	$50,679	3.57

Source of Funds

Pelican National funds its retail banking activities primarily with deposits, loan repayments and prepayments, and cash flows generated from operations.  Pelican National offers a variety of deposit accounts with a range of interest rates and terms.  Pelican National’s deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts.  At December 31, 2003, approximately 21% of the funds deposited in Pelican National were in certificate of deposit accounts.  At December 31, 2003, core deposits (savings, NOW, and money market) represented 41% of total deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Pelican National’s deposits are obtained predominantly from the area around its offices in Naples, San Carlos, Bonita Springs and Fort Myers, Florida.  In addition, Washtenaw has placed all or their investor accounts for principal, interest, taxes and insurance at Pelican National.  Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National’s ability to attract and retain deposits.  Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area.  Pelican National does not actively solicit certificate accounts in excess of $100,000 to obtain deposits.  At December 31, 2003, $15.7 million, or 40% of Pelican National’s certificate of deposit accounts were to mature within one year.  Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts.  To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

The following table contains information on the amount and maturity of jumbo certificates of deposit (i.e., certificates of deposit of $100,000 or more) at December 31, 2003.

Time Remaining Until Maturity	Jumbo Certificates of Deposit
(In thousands)
Less than 3 Months	$2,683
3 Months to 6 Months	1,393
6 Months to 12 Months	4,618
Greater than 12 Months	12,018
Total	$20,712

Employees

At December 31, 2003, Pelican Financial had no employees other than executive officers.  At December 31, 2003, Pelican National had 62 full-time equivalent employees.  None of the employees of Pelican Financial or its subsidiary were represented by a collective bargaining agreement.  Management of Pelican Financial considers its relationship with its employees to be satisfactory.

Subsidiary Activities

Pelican Financial will conduct business through its wholly-owned subsidiary, Pelican National.  Pelican National is a national banking association organized on March 7, 1997 pursuant to the laws of the United States.  Pelican National has no subsidiaries.

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

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law.  This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of Pelican Financial.  Set forth below is a summary description of the material laws and regulations that relate to the operations of Pelican Financial and Pelican National.  The description is qualified in its entirety by reference to the applicable laws and regulations.

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

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen the U.S law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

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

Interagency Guidance on Response Programs to Protect Against Identity Theft

On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances.  The proposed guidance:

•                  interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•                  describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

We are not able at this time to determine the impact of any such proposed guidance on our financial condition or results of operation.

Dividends and Other Transfers of Funds

Dividends from Pelican National constitute the principal source of income to the Pelican Financial.  Pelican Financial is a legal entity separate and distinct from Pelican National. Pelican National is subject to various statutory and regulatory restrictions on its ability to pay dividends to Pelican Financial. Under such restrictions, the amount available for payment of dividends to Pelican Financial by Pelican National totaled $2.5 million at December 31, 2003.  This is the maximum allowable under any existing agreements, however it is unlikely management would make the decision to dividend the entire amount to Pelican Financial.  In addition, Pelican National’s regulators have the authority to prohibit them from paying dividends, depending upon their financial conditions, if such payment is deemed to constitute an unsafe or unsound practice.

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

Transactions with Affiliates

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

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  At December 31, 2003, Pelican National’s loans-to-one-borrower limit was $2.4 million based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2003, Pelican National’s largest single lending relationship had an outstanding balance of $2.1 million, and consisted of a loan secured by real estate in Pelican National’s lending area, and was performing in accordance with its terms.

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

The following table presents the amounts of regulatory capital and the capital ratios for Pelican Financial, compared to its minimum regulatory capital requirements of the Federal Reserve Board as of December 31, 2003.

	December 31, 2003
	Actual		Required to be Adequately Capitalized		Excess over Minimum Required
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk-Weighted Assets)	$18,124	15.50%	$9,356	8.00%	$8,678	7.50%
Tier 1 Capital (to Risk-Weighted Assets)	16,794	14.36	4,678	4.00	12,116	10.36
Tier 1 Capital (to Average Assets)	16,794	7.96	8,436	4.00	8,358	3.96

The following table presents the amounts of regulatory capital and the capital ratios for Pelican National, compared to its minimum regulatory capital requirements to be considered well capitalized as of December 31, 2003.

	As of December 31, 2003
	Actual		Required to be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based ratio	$15,912	13.66%	$11,652	10.00%	$4,260	3.66%
Tier 1 risk-based ratio	14,582	12.51	6,991	6.00	7,591	6.51
Leverage ratio	14,582	7.20	10,125	5.00	4,457	2.20

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

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2003, Pelican National exceeded the required ratios for classification as “well/adequately capitalized.”

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

On October 16, 2003, Pelican National entered into an informal, non-binding, memorandum of understanding with the Office of the Comptroller of Currency.  The memorandum of understanding puts in place additional operational and reporting requirements on the Management and Board of Directors of Pelican National Bank.  The memorandum of understanding does not include any financial covenants.  In the opinion of Management, the memorandum of understanding will not have a material adverse effect upon the business operations or future profitability of Pelican National.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund (BIF), the FDIC insures Pelican National’s deposit accounts up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.  As a result of the Memorandum of Understanding with the Office of the Comptroller of Currency issued to Pelican National, the assessment rate increased.

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

Community Reinvestment Act and Fair Lending Developments

Banks are subject to certain fair lending requirements and reporting obligations involving Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.  The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.  Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

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

Federal Home Loan Bank System

Pelican National is a member of the Federal Home Loan Bank of Atlanta.  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we would be required to own capital stock in an FHLB in an amount equal to the greater of:

•                  1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•                  5% of its FHLB advances or borrowings.

A new capital plan of the FHLB-SF was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004.  The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value.  Each member to own stock in amount equal to the greater of:

•                  a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•                  an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

We do not believe that the initial implementation of the FHLB-Atlanta new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations.  However, Pelican National could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-Atlanta.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2003, Pelican National was in compliance with these requirements.

Item 2.    Properties

(a)                                  Properties.

Pelican Financial utilizes the offices of Washtenaw Mortgage Company.  Pelican Financial pays no rent or other consideration for use of this facility.  The retail banking activities of Pelican Financial are primarily conducted from the offices of Pelican National located at

811 Anchor Rode Drive,
Naples, Florida 34103

12730 New Brittany Boulevard,
Fort Myers, Florida 33907

19059 South Tamiami Trail,
Fort Myers, Florida 33907

28000 Spanish Wells Boulevard
Bonita Springs, Florida 34135
804 Cape Coral Parkway
Cape Coral, Florida 33904
(Branch scheduled to open May 15, 2004)

17120 San Carlos Boulevard
Fort Myers Beach, Florida 33931
(Branch scheduled to open March 15, 2004)

(b)                                 Investment Policies.

See “Item 1. Business” above for a general description of Pelican National’s investment policies and any regulatory or board of directors’ percentage of assets limitations regarding certain investments.  All investment policies are reviewed and approved by the board of directors, and these policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. Pelican National’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1)  Investments in Real Estate or Interests in Real Estate.  See “Item 1. Business - Lending Activities,” “Item 1.  Business - Regulation,” and “Item 2. Property. (a)  Properties” above.

(2)  Investments in Real Estate Mortgages. See “Item 1. Business - Lending Activities” and  “Item 1.  Business – Regulation.”

(3)  Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities.  See “Item 1. Business - Lending Activities” and “Item 1.  Business – Regulation.”

(c)  Description of Real Estate and Operating Data.

Not Applicable.

Item 3.    Legal Proceedings

Pelican Financial and Pelican National are not party to any material pending legal proceedings at December 31. 2003.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for a vote during the quarter ended December 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 9, 2004, there were 4,488,351 shares of common stock of Pelican Financial outstanding held by approximately 100 shareholders of record.  The following table sets forth the high and low sales prices of the common stock for the periods indicated.  The prices do not include retail markups, markdowns, or commissions.  Our common stock has traded on the American Stock Exchange under the symbol “PFI” since November 10, 1999.  The following share prices were adjusted for the spin-off of The Washtenaw Group on December 31, 2003.  The prices reflect approximately 44% of the high and low sales price.  This is the approximate value of Pelican Financial on December 31, 2003, based on the  aggregate closing price of The Washtenaw Group and Pelican Financial.

Year Ended	High	Low
2003
First Quarter	$2.65	$1.96
Second Quarter	$4.20	$2.59
Third Quarter	$5.20	$3.87
Fourth Quarter	$5.94	$4.73
2002
First Quarter	$2.63	$1.71
Second Quarter	$6.26	$2.54
Third Quarter	$4.34	$2.20
Fourth Quarter	$2.34	$1.81
2001
First Quarter	$1.61	$1.03
Second Quarter	$1.72	$1.03
Third Quarter	$2.98	$1.39
Fourth Quarter	$2.56	$2.03
2000
First Quarter	$2.11	$1.51
Second Quarter	$1.81	$1.05
Third Quarter	$1.48	$1.11
Fourth Quarter	$1.12	$0.60
1999
Fourth Quarter (from November 10, 1999)	$2.97	$1.51

Pelican Financial paid $0.40 in cash dividends during 2003.  Future dividends have been suspended so that future earnings can be invested in the company.  The Board of Directors will approve any future dividends.  Because we do not conduct any operations other than managing our investment in Pelican National we are dependent for income on dividends received from Pelican National.  Also applicable to us are certain regulatory restrictions imposed by the Federal Reserve Board on the payment of dividends to our stockholders.  Declaration of dividends by the Board of Directors of Pelican National will depend upon a number of factors, including, but not limited to, investment opportunities available to Pelican National, capital requirements, regulatory limitations, and general economic conditions.  Generally, Pelican National may not declare or pay dividends on its capital stock if the payment would cause its regulatory capital to be reduced below the minimum requirements imposed by regulations of the Office of the Comptroller of the Currency.

Item 6.    Selected Financial Data

We are providing the following information to aid you in your analysis of Pelican Financial.    The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 below.

Summary Financial and Other Data

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share information)
Balance Sheet Data:
Total assets	$221,515	$386,251	$374,554	$201,236	$155,587
Cash and cash equivalents	55,420	57,362	16,885	10,174	1,883
Total loans, net	109,939	122,772	108,707	87,579	67,925
Mortgage-backed securities and securities available for sale	49,730	2,560	5,085	5,864	5,877
Assets of discontinued operations	—	198,657	240,897	94,610	75,714

Nonperforming loans	455	1,655	1,894	1,184	1,084
Real estate acquired through foreclosure	333	76	77	33	246
Total nonperforming assets	788	1,731	1,971	1,217	1,330

Deposits	191,913	153,834	103,572	82,109	62,410
Note payable	292	792	1,295	1,792	2,000
Federal Home Loan Bank borrowings	12,000	18,000	16,000	14,000	8,000
Liabilities of discontinued operations	—	180,947	224,483	81,690	61,762
Total liabilities	204,625	354,420	346,370	179,872	134,596

Stockholders’ equity	16,890	31,831	28,184	21,364	20,991
Shares outstanding	4,488,351	4,440,241	4,393,194	4,392,120	4,392,120
Book value per share	$3.76	$7.17	$6.42	$4.86	$4.78

Other Data:
Number of:
Full-service retail banking facilities	4	3	2	2	2
Full-time equivalent employees (continuing operations)	62	39	35	32	19

Summary of Operations

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Operations Data:
Interest and dividend income	$10,142	$10,825	$9,989	$8,878	$5,231
Interest expense	3,473	4,305	4,909	4,388	2,262
Net interest income	6,669	6,520	5,080	4,490	2,969
Provision for loan losses	1,058	300	562	257	255
Net interest income after provision for loan losses	5,611	6,220	4,518	4,233	2,714
Noninterest income	232	772	318	287	175
Noninterest expense	7,234	4,683	4,232	3,204	2,255
Earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,391)	2,309	604	1,316	634
Income tax expense (benefit)	(473)	787	208	449	183
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	(918)	1,522	396	867	451

Income from operations of discontinued mortgage subsidiary	14,279	2,763	10,673	(970)	4,683
Income tax (benefit)	4,841	956	3,646	(323)	1,609
Income (loss) on discontinued operations	9,438	1,807	7,027	(647)	3,074
Income (loss) before cumulative effect of change in accounting principle	8,520	3,329	7,423	220	3,525
Cumulative effect of change in accounting principle	—	413	(420)	—	(97)
Net income	$8,520	$3,742	$7,003	$220	$3,428

Per Share Data:
Basic earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$0.35	$0.09	$0.20	$0.13
Diluted earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$0.34	$0.09	$0.20	$0.13
Per share effect of discontinued operations	$2.12	$0.41	$1.60	$(0.15)	$0.88
Per share cumulative effect of change in accounting principle	$—	$0.09	$(0.10)	$—	$(0.03)
Basic earnings per share	$1.91	$0.85	$1.59	$0.05	$0.98
Diluted earnings per share	$1.91	$0.84	$1.59	$0.05	$0.98
Weighted Average number of shares outstanding	4,455,281	4,420,938	4,392,570	4,392,120	3,483,670

Key Operating Ratios

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Performance Ratios (1):
Return on average assets	(0.48)%	0.96%	0.34%	0.94%	0.82%
Return on average common equity	(6.15)	11.32	4.73	10.14	8.12
Interest rate spread	2.09	2.58	2.94	3.98	5.18
Net interest margin	3.67	4.31	4.52	5.01	5.65
Noninterest expense to average assets	3.74	2.96	3.63	3.47	4.09
Efficiency ratio	104.82	64.22	78.40	67.07	71.72
Cash dividend payout ratio	20.94	7.14	3.14	—	—

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.36	0.45	0.53	0.60	0.85
Nonperforming loans to total gross loans at end of period	0.41	1.57	2.04	1.34	1.54
Allowance for loan losses to total gross loans at end of period	1.20	1.01	0.92	0.57	0.53
Allowance for loan losses to nonperforming loans at end of period	292.31	64.21	45.22	42.82	34.50

(1) Ratios calculated using continuing operations only, except dividend payout ratio.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

Pelican Financial currently serves as the holding company of Pelican National and until the distribution on December 31, 2003, Washtenaw Mortgage Company.  Pelican Financial’s operations involved both mortgage banking and retail banking, but will focus on retail banking in the future.  The mortgage banking segment involved the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.  The retail banking segment involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples, Fort Myers, Bonita Springs and San Carlos, Florida.

Pelican Financial’s earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from customers; and gains realized on sales of loans.  These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates).

The earnings performance of the continuing operations of Pelican Financial was a concern to management.  Management is attempting to improve this by a variety of factors including liquidity management, cross selling of products and managing operating expenses.

Management is also focusing on increasing core deposits to allow the opportunity to cross sell other products and services.  As part of this objective, Pelican National anticipates two additional branch locations opening during the first half of 2004.

SPIN-OFF

On December 31, 2003, Pelican Financial distributed all of the outstanding shares of The Washtenaw Group, Inc. to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial.  Following the distribution certain individuals will serve as officers of both Washtenaw and Pelican Financial.  Washtenaw will pay their salaries and all other compensation.   Pelican Financial will reimburse Washtenaw, as part of a Transitional Services Agreement, for time spent on Pelican Financial matters.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.  After the distribution, officers and other employees providing services to both companies will be required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

INTERCOMPANY TRANSACTIONS

During the periods covered, Pelican National entered into various transactions with Washtenaw Mortgage, which is affiliated by common ownership.  The Washtenaw Group, Inc., wholly owns Washtenaw Mortgage.  These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and borrowings.

During the years ended December 31, 2003, 2002 and 2001, Washtenaw sold loans to Pelican National totaling $15,730,311, zero and $8,578,757.  The sales were executed at current market prices, and resulted in gains of $170,829, zero and $231,148 to Washtenaw, respectively.

During the years ended December 31, 2003, 2002 and 2001, Pelican National paid servicing and loan underwriting fees to Washtenaw of $104,761, $77,208 and $30,915.

Washtenaw established and maintained escrow and custodial funds aggregating approximately $63,469,501, $73,564,542 and $30,535,000 at Pelican National at December 31, 2003, 2002 and 2001.  These custodial funds are not assets of Washtenaw, but are deposits of Pelican National and are included in the consolidated financial statements.

Pelican National paid interest income on these funds totaling $82,412 for the year ended December 31, 2001 and no amount in other periods presented.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale.  The outstanding balance at December 31, 2003, 2002 and 2001 was zero, $5,174,618 and zero, respectively.  During the years ended December 31, 2003, 2002 and 2001, Washtenaw paid Pelican National Bank $568,288, $336,951 and zero in related interest income.  This transaction was intended to take advantage of Pelican National Bank’s excess liquidity and provide a higher yielding short term asset than federal funds sold.

At December 31, 2003 Washtenaw was a guarantor on a term loan for Pelican Financial in the amount of $291,665.  The guaranty was secured by a blanket pledge of the mortgage servicing portfolio.  The loan was paid in full in January 2004.

TECHNOLOGY

Pelican National tries to offer its customers and employees the best available solutions in technology in a cost effective manner.  During 2003, the following significant projects were completed:

•                  Introduced online banking to all customers.

•                  Improved functionality and appearance of the Pelicannational.com website.

•                  Upgraded the internal networks to allow for improved reliability and security of internal systems.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estmates under different assumptions or conditions.

The accounting policy that has the greatest impact on the Pelican Financial’s financial condition and results of operations and that require the most judgment relates to its accounting for the allowance for loan losses.  The discontinued operations critical accounting policies involved accounting for gains on sales of loans and mortgage servicing rights (MSR), valuation and amortization of MSRs, accounting for derivatives and interest rate risk management activities, and accounting for litigation and claims against the company.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of credit losses inherent in Pelican Financial’s loan portfolio as of the balance sheet date.  Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.  The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control.

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

A general allocation on commercial and commercial real estate loans not considered impaired is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans.  Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the allocation. Loss factors are based on our loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the analysis date.

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

DISCONTINUED OPERATIONS CRITICAL ACCOUNTING POLICIES

Gain on Sale of Loans and Mortgage Servicing Rights

The discontinued operation of Washtenaw Mortgage securitized substantially all of the mortgage loans it produced in exchange for all of the beneficial interests in the resulting securities, and then sold those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are MSRs which were generally either held as long term investments or sold immediately.

Loans held for sale were carried at the lower of cost or fair value, in aggregate.  Fair value was based on outstanding sales commitment prices for the related loans or stated market prices for similar loans in normal market outlets used by Washtenaw.  Mortgage servicing rights were included in the carrying value of loans held for sale until the sale of loans on a servicing retained basis, at which time the servicing rights were established as a separate asset.  Gains or losses realized on loan sales were recorded at the settlement date, which was the date the sales price is received and control of the loan had been surrendered to the buyer.  Gains or losses realized on the sale of servicing rights were recorded when title and substantially all risks and rewards of ownership have passed to the buyer, and any protection provisions retained by Washtenaw (such as refunding sales premiums upon prepayment of the related loans within 90-120 days of sale) were minor and can be reasonably estimated.

While Pelican Financial will continue to sell mortgage loans, this will be done on a whole loan basis under best efforts agreements.

Mortgage Servicing Rights (MSR) Valuation

MSRs were recorded based on the present value of the right to service loans in a portfolio.  The valuation of MSRs requires that we make estimates of numerous market assumptions.  Prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affects our ongoing valuations and the rate of amortization of MSRs.  In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayments attributable to increased mortgage refinancing activity. Impairment valuations are performed by the Washtenaw Mortgage using a discounted cash flow model and market assumptions.  Washtenaw Mortgage validated the results of the discounted cash flow model by obtaining regular independent valuations of Washtenaw Mortgage’s MSRs and by reference to Washtenaw Mortgage’s on-going experience with sales of MSRs.  Independent valuations were obtained at least annually, and generally two to four times per year.

The recorded values of the MSRs were amortized in proportion to, and over the period of, the anticipated net cash flows from servicing the loans. MSRs were assessed periodically to determine if there had been any impairment to the recorded balance, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including loan type, term, interest rate and the year of capitalization.

The most significant assumption we used to value mortgage servicing rights was prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates.  Prepayments will increase or decrease in correlation with market interest rates, and actual prepayments generally differ from our initial estimates. If actual prepayment rates were different than we originally estimated, we may receive less mortgage servicing income, which could reduce the value of our mortgage servicing rights. We periodically evaluated our mortgage servicing rights for impairment, which was measured as the excess of carrying value over fair value of each stratum of MSR. In the event of impairment, the adjustment was recognized in our consolidated statements of operations.

Other assumptions, including discount rates and loan servicing costs, were used to estimate the fair value of MSRs.  These assumptions do not generally fluctuate from period to period to the same degree as prepayment rates, and the fair value of MSRs was less sensitive to changes in these assumptions.

Pelican Financial does not anticipate recording additional MSRs in the future.  The remaining servicing rights relate to marine loans that were sold with servicing retained.  In the future, Pelican National anticipates that marine loans will be sold as whole loans or placed in the portfolio.

Derivatives and Interest Rate Risk Management Activities

The discontinued operation utilized derivatives extensively in connection with its interest rate risk management activities.   Washtenaw Mortgage was exposed to interest rate risk on loans held for sale and the pipeline of loans in process.  As market rates increase or decrease, the market value of loans held for sale and loans in process will decline or increase.  To offset this interest rate risk, Washtenaw Mortgage entered into derivatives, including U.S. Treasury Options and forward contracts to deliver loans and mortgage backed securities.  In accordance with SFAS 133, all derivative instruments were recorded at fair value.  Accordingly, treasury options and forward contracts were carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value of the forward sales contracts and treasury options are based on the end of the period pricing from Bloomberg.

Washtenaw Mortgage may have qualified for hedge accounting under SFAS 133 with regard to its interest rate risk management activities for loans held for sale. To qualify for hedge accounting under SFAS 133, Washtenaw Mortgage had to demonstrate, on an ongoing basis, that its interest rate risk management activity was highly effective.  If Washtenaw was unable to qualify certain of its interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments was reflected in current period earnings, but the change in fair value of the related loans held for sale may not, thus creating an earnings mismatch.  However, if the activity is highly effective, the change in fair value of the hedged loans held for sale is recorded in earnings, which partially offsets the change in value of the derivatives and thereby reduces the net effect on earnings.  Management tested and documented the effectiveness of these hedging activities on a quarterly basis, by documenting that the change in fair value of the derivatives and the hedged loans move in opposite directions within a similar proportion as defined in SFAS 133.

In connection with its pipeline of loans in process, Washtenaw Mortgage issued interest rate lock commitments (“IRLCs”) to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms for a period of time while the application is in process, primarily between five and 60 days. IRLCs are derivative instruments as defined by SFAS 133 and, therefore, were required to be recorded at fair value with changes in fair value reflected in current period earnings. Changes in the fair value of IRLCs will move in the opposite direction and will partially offset changes in the fair value of treasury options and forward contracts.  However, unlike Washtenaw Mortgage’s other derivative instruments, there is no active market for IRLCs that can be used to determine an IRLC’s fair value. Consequently, Washtenaw Mortgage has developed a methodology for estimating the fair value of its IRLCs.

Washtenaw Mortgage estimated the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, given the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted secondary market prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications and purpose of the loans (purchase or refinance). Washtenaw Mortgage has developed closing ratio estimates (“Fallout Curves”) using its historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Curves are utilized to estimate the quantity of loans that will fund within the terms of the IRLCs.

Since the treasury options and forward commitments were used to manage the interest rate risk exposure of loans held for sale and IRLCs, it was generally expected that the fluctuations in fair value of the various derivatives and effectively hedged loans will largely, though not entirely, offset so that the net effect on earnings is not material.  However, the net effect on earnings was dependent on the effectiveness of hedging activities and a variety of other factors, including market interest rate volatility, actual fallout rates, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

Pelican Financial does not currently, or have any plans to, use derivative instruments to hedge its interest rate risk.

Litigation and Claims

Washtenaw Mortgage is subject to contingent liabilities, including judicial and arbitration proceedings, and other claims arising from the conduct of our business activities.  Reserves are established for legal and other claims when it becomes probable that we will incur an expense and the amount can be reasonably estimated.  We involve internal and external experts, including attorneys, in assessing probability and in estimating any amounts involved.  Throughout the life of a contingency, we or our experts may learn of additional information that can impact our assessments about probability or about the estimates of amounts involved and changes in these assessments can lead to changes in recorded reserves.  In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims.  See Item 8 – “Legal Proceedings” for a description of significant outstanding litigation and claims.  Management does not believe there are presently significant probable losses beyond attorney fees, which are expensed as the legal services are performed.

Though Pelican Financial is subject to contingent liabilities, including judicial and arbitration proceedings, and other claims arising from the conduct of our business activities, historically the significant litigation and claims of the company were attributable to operations of Washtenaw Mortgage.

FINANCIAL CONDITION

General.  At December 31, 2003, total assets were $221.5 million compared to $386.3 million at December 31, 2002.  Management is committed to growing the balance sheet with quality assets that provide the appropriate yields.  The following is a discussion of the significant fluctuations between the December 31, 2003 and 2002 balance sheets.  The balance sheet for 2002 includes the balances of Washtenaw Mortgage Company while the 2003 balance sheet does not.  All amounts related to  Washtenaw Mortgage are included in the discontinued asset and liability line items.

Assets

Cash and Cash Equivalents.  Cash and cash equivalents were $55.4 million at December 31, 2003 compared to $57.4 million at December 31, 2002.  The decrease of $2.0 million or 3% was primarily the result of a $13.7 million decrease in deposits attributed to Washtenaw maintaining all of the investor accounts related to its servicing portfolio at Pelican National.  The balances at December 31, 2003 decreased as loan payoffs from Washtenaw’s servicing portfolio decreased.  Due to the fluctuation in balances of these accounts, Pelican National typically invested the deposits in interest-bearing deposits and federal funds sold.  This was offset by a money market deposit program Pelican National Bank began offering in August, 2003 that has raised the amount of core deposits at Pelican National.

Loans Receivable.  Total portfolio loans were $109.8 million at December 31, 2003, an increase of $5.7 million or 5% from $104.1 at December 31, 2002.  This increase resulted primarily from an increase in residential real estate lending production at Pelican National and the transfer of $13.5 million in marine loans previously classified as held for sale.  The increased production and marine loan transfer was offset by a significant increase in loans being paid in full.  The marine loans were transferred to loans receivable due to management’s decision to hold them as an earning asset in an effort to offset the loans paid in full.  The loan payoffs were caused by the numerous reductions in key interest rate drivers by the federal government over the last several years.

Other Real Estate Owned.  Other real estate owned increased to $333,000 at December 31, 2003.  This was an increase of approximately $257,000 compared to $76,000 at December 31, 2002.  The small increase is related to additional foreclosures that have not been sold.

Premises and Equipment.  Premises and equipment increased to $2.7 million at December 31, 2003 from $1.2 million at December 31, 2002.  The $1.5 million increase was the result of opening one additional branch and the purchase of two additional buildings for future branch locations.

Liabilities

Deposits.  Total deposits were $191.9 million at December 31, 2003 compared to $153.8 million at December 31, 2002, representing an increase of $38.2 million or 24%.  The increase was the result of a focus on developing new deposit relationships with customers.  This was achieved by increasing the yield paid on its money market account to one of the highest in the local market area.  In addition, the two newest branches, one opened in 2003 and the other at the end of the year in 2002, had collected approximately $20 million in deposits while the two existing branches increased the deposits collected by approximately $40 million.  This was offset by an approximate $14 million decrease in deposits from Washtenaw and a reduction of approximately $5 million in certificate of deposits obtained from brokers and the Internet.  Pelican National is attempting to reduce the reliance on this source of funds in the future and currently is allowing all certificates of deposits obtained in this manner to mature without replacing the funds.  At December 31, 2003, there were $10.4 million in deposits obtained from brokers and the Internet.

Federal Home Loan Bank Borrowings.  During the year, Federal Home Loan Bank borrowings decreased from $18.0 million to $12.0 million at December 31, 2003.  The decrease of $6.0 million or 33% was due to Pelican National settling two of the notes prior to maturity.  This was done as a result of the excess liquidity at Pelican National.  Pelican National was responsible for an early retirement fee that management estimates will be recovered within one year as a result of this strategy.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

General.  Pelican Financial’s net loss from continuing operations before cumulative effect of change in accounting principle for the year ended December 3l, 2003 was $918,000 compared to net income of $1.5 million for the year ended December 31, 2002.  The decrease of approximately $2.4 million for the year ended December 31, 2003 was primarily the result of increases in provision for loan losses and noninterest expense.  Pelican Financial’s net income for the year ended December 3l, 2003 was $8.5 million compared to $3.3 for the year ended December 31, 2002.  The increase is the result of a $7.6 million increase in income from discontinued operations resulting from a decrease in mortgage servicing right valuation adjustments and increase in loan originations related to the discontinued operations.

Net Interest Income.  Net interest income (interest earned net of interest charges) totaled $6.7 million for the year ended December 31, 2003, as compared to $6.5 million for the year ended December 31, 2002, representing an increase of $149,000 or approximately 2%.  The consistency in dollar amount is due to the reduction in interest rate earned on earning assets being offset by an increase in the average balance outstanding of earning assets and a reduction in the cost of funds.  The reduction in the cost of funds is due to a change in composition of depositwith a greater reliance in 2003 on money markets as compared to certificates of deposits which typically have a higher cost.  In addition, the certificates of deposits that matured in 2003 were typically replaced with lower yielding alternatives.

Average Balance Sheet.  The following table contains for the periods indicated information regarding the total dollar amounts of interest income from interest-earning assets and the resulting average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resulting average costs, net interest income, and the net yield on interest-earning assets.  The table does not include any information related to the discontinued operations for any period presented.

	Years Ended December 31,
	2003			2002			2001
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$51,126	$563	1.10%	$19,303	$323	1.67%	$5,270	$220	4.17%
Securities	9,253	430	4.65	7,799	474	6.08	6,525	412	6.31
Loans receivable, net	121,182	9,149	7.55	124,294	10,028	8.07	100,673	9,357	9.29
Total interest-earning assets	181,561	10,142	5.59	151,396	10,825	7.15	112,468	9,989	8.88
Noninterest-earning assets:
Cash and due from banks	8,286			5,448			3,002
Allowance for loan losses	(1,149)			(1,028)			(655)
Other assets	4,492			2,325			1,788
Total assets	193,190			158,141			116,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$827	6	0.73%	$813	7	0.86%	$1,106	22	1.99%
Money market accounts	25,011	479	1.92	6,160	141	2.29	4,110	157	3.82
Savings deposits	12,191	183	1.50	11,874	297	2.50	12,576	425	3.38
Time deposits	44,230	1,806	4.08	57,671	2,796	4.85	52,869	3,297	6.24
Other borrowings	16,932	998	5.89	17,742	1,064	6.00	11,990	1,008	8.41
Total interest-bearing liabilities	99,191	3,472	3.50	94,260	4,305	4.57	82,651	4,909	5.94
Noninterest-bearing liabilities:
Demand deposits	78,724			48,169			14,725
Other liabilities	347			2,262			10,857
Stockholders’ equity	14,928			13,450			8,370
Total liabilities and stockholders’ equity	$193,190			$158,141			$116,603
Interest rate spread			2.09%			2.58%			2.94%
Net interest income and net interest margin		$6,670	3.67%		$6,520	4.31%		$5,080	4.52%

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

The following table contains certain information regarding changes in interest income and interest expense of Pelican Financial (excluding discontinued operations) for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:

A.                                   changes in volume (changes in volume multiplied by the old interest rate); and

B.                                     changes in rates (changes in interest rates multiplied by the old average volume).

	Year Ended December 31, 2003 vs. Year Ended December 31, 2002			Year Ended December 31, 2002 vs. Year Ended December 31, 2001
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume (1)	Rates (1)		Volume (1)	Rates (1)
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold	$240	$303	$(63)	$103	$133	$(30)
Securities	(44)	168	(212)	62	77	(15)
Loans receivable, net	(879)	(247)	(632)	671	1,533	(862)
Total interest income	(683)	224	(907)	836	1,743	(907)

INTEREST-BEARING LIABILITIES:
NOW accounts	(1)	—	(1)	(15)	(5)	(10)
Money market accounts	338	357	(19)	(16)	65	(81)
Savings deposits	(114)	8	(122)	(128)	(23)	(105)
Time deposits	(990)	(590)	(400)	(501)	345	(846)
Short term borrowings	(66)	(48)	(18)	56	139	(83)
Total interest expense	(833)	(273)	(560)	(604)	521	(1,125)

Net change in interest income	$150	$497	$(347)	$1,440	$1,222	$218

(1)                                  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management.  During the year ended December 31, 2003, the provision for loan losses was $1,058,000 compared to $300,000 for the year ended December 31, 2002.  The allowance for loan losses as of December 31, 2003 was $1.3 million, or 1.20% of total portfolio loans, compared to $1.1 million, or 1.01% of total loans at December 31, 2002.

During the year ended December 31, 2003 the provision for loan losses increased by $758,000.  The increase in the provision was deemed necessary despite the decrease in nonperforming loans, due to an increase in loans requiring specific allowances and an increase in the allowance allocation on the marine lending portfolio and a portfolio of loans located in  inner-city areas.

Net charge-offs for the year ended December 31, 2003 totaled $790,000 as compared to $94,000 for the same period in 2002. The increase in net charge-offs was due to the deterioration of several impaired loans.  These loans are located in inner-city areas where the overall neighborhoods are declining.  Several of these loans were made to one borrower who has declared bankruptcy, which has delayed collection efforts.

The increase in net charge-offs also increased the historical loss rates used to calculate the allowance allocation for homogeneous loans.  This had the most significant impact on the marine lending portfolio and the loans remaining from a pool of purchased inner-city residential mortgage loans.  The specific allocations on certain loans, including a portion of the pool of inner-city residential mortgage loans, increased during the periods due to a decrease in the value of the collateral.  In addition, the principal balance of loans requiring specific allocations increased during 2003.

NonInterest Income.  Noninterest income totaled $231,000 for the year end December 31, 2003 compared to $772,000 for the year ended December 31, 2002.  The decrease is due to the decrease in gain on sale of securities from $163,000 to a $29,000 loss, the decrease in the gain on sales mortgage servicing rights and loans from  $370,000 to $94,000 and the decrease in other income from a $73,000 gain to a $30,000 loss.  The decrease in the gain on sale of securities resulted from the unfavorable market conditions at the time the securities were sold for liquidity purposes.  The decrease in gain on sales of mortgage servicing rights and loans, net resulted from the reduction in the sales of marine loans during 2003.  Other income decreased primarily due to the loss on the disposition of real estate owned and boat repossessions.

Compensation and Employee Benefits Expense.  Compensation and benefits totaled $3.6 million for the year ended December 31, 2003 compared to $2.2 million for the year ended December 31, 2002, representing an increase of approximately $1.4 million or 64%.  The increase during 2003 was partially the result of a $300,000 severance payment to the previous President of Pelican National Bank.  In addition, Pelican National’s third branch was open for the entire year and the fourth branch opened in the spring of 2003.  These costs may continue to increase due the scheduled opening of two additional branches during the first six months of 2004.

Occupancy and Equipment Expense.  Occupancy and equipment expense totaled $1.0 million for the year ended December 31, 2003 compared to $761,000 for the year ended December 31, 2002.  The increase was due to Pelican National opening a third bank branch during the fourth quarter of 2002, as well as opening a fourth branch in the spring of 2003. These costs may continue to increase due the scheduled opening of two additional branches during the first six months of 2004.

Legal.    Legal expenses increased to $408,000 compared to $283,000 for the years ended December 31, 2003 and 2002.  The increase is primarily due to the expenses related to various legal requirements and issues involved in the spin-off of Washtenaw Mortgage.

Accounting and Auditing.  Accounting and auditing expenses increased to $200,000 compared to $118,000 for the years ended December 31, 2003 and 2002.  The increase is primarily due to the expenses related to various audit work involved in the spin-off of Washtenaw Mortgage.

Data Processing.  Data Processing expense increased to $137,000 compared to $99,000 for the years ended December 31, 2003 and 2002.  The increase is due to network and software upgrades made during 2003.

Marketing and advertising.  Marketing and advertising expenses increased to $180,000 compared to $130,000 for the years ended December 31, 2003 and 2002.  The additional expenditures were related to advertising the new branch locations and the money market account promotion.

Loan and other real estate owned.  Loan and other real estate owned expenses increased to $443,000 compared to $225,000 for the years ended December 31, 2003 and 2002.  This is due to the costs associated with additional foreclosures and repossessions in 2003.

Debt Extinguishments.  Debt extinguishments expenses increased to $310,000 compared to zero for the years ended December 31, 2003 and 2002.  The increase represents pre-payment penalties for the pay-off prior to maturity of $6.0 million in Federal Home Loan Bank borrowings.  This was done to reduce Pelican National Bank’s excess liquidity and to eliminate dept with rates above current market rates.  The weighted average interest rate on the two paid-off notes was 6.58%.

Other Noninterest Expense.  Other noninterest expenses increased to $929,000 compared to $834,000 for the years ended December 31, 2003 and 2002.  The increase is due to the additional branches and employees added during 2003.  These costs may continue to increase due the scheduled opening of two additional branches during the first six months of 2004.

Provision for Income Taxes.  For the year ended December 31, 2003 and 2002, the provision for income taxes was a benefit $473,000 and an expense of $769,000, a difference of $1.2 million between the comparable periods.  The decrease was due to the pre-tax loss in 2003.  The effective tax rate for both periods was constant at approximately 34%.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001

General.  Pelican Financial’s net income from continuing operations before cumulative effect of change in accounting principle for the year ended December 3l, 2002 was $1.5 million compared to $396,000 for the year ended December, 31, 2001.  The increase of approximately $1.1 million for the year ended December 31, 2002 was primarily the result of increases in net interest income and noninterest income.  Pelican Financial’s net income for the year ended December 3l, 2002 was $3.7 million compared to $7.0 for the year ended December 31, 2001.  The decrease is primarily the result of a $4.1 million decrease in income from discontinued operations resulting from an increase in mortgage servicing right valuation adjustments related to the discontinued operations.

Net Interest Income.  Net interest income (interest earned net of interest charges) totaled $6.5 million for the year ended December 31, 2002, as compared to $5.1 million for the year ended December 31, 2001, representing an increase of $1.4 million or approximately 27%.  The change was due to the increase in the average balance of loans outstanding which increased interest income and the decrease in the cost of funds.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management.  During the year ended December 31, 2002, the provision for loan losses was $300,000 compared to $562,000 for the year ended December 31, 2001.  The allowance for loan losses as of December 31, 2002 was $1.1 million, or 1.01% of total portfolio loans, compared to $856,000, or 0.90% of total loans at December 31, 2001.

During the year ended December 31, 2002 the allowance for loan losses increased by $206,000.  The increase in the allowance was deemed necessary despite the decrease in nonperforming loans, due to an increase in loans requiring specific allowances and an increase in the allowance allocation on the marine lending portfolio and the remainder of loans located in the inner-city areas.  Net charge-offs for the year ended December 31, 2002 totaled $94,000 as compared to $213,000 for the same period in 2001.

NonInterest Income.  Noninterest income totaled $772,000 for the year end December 31, 2002 compared to $318,000 for the year ended December 31, 2001.  The increase is due to the increase in gain on sale of securities from zero to $163,000 and the increase in the gain on sales mortgage servicing rights and loans from  $164,000 to $370,000.  The increase in the gain on sale of securities resulted from the sale of securities during periods for liquidity purposes when market conditions were favorable.  The increase in gain on sales of mortgage servicing rights and loans, net resulted from the additional sales of marine loans during 2002.

Compensation and Employee Benefits Expense.  Compensation and benefits totaled $2.2 million for the year ended December 31, 2002 compared to $1.8 million for the year ended December 31, 2001, representing an increase of approximately $400,000 or 22%.  The increase during 2002 was the result of additional staff hired during 2002 to assist in the growth of the loan portfolio and additional staff for the additional branch opened during the year

Occupancy and Equipment Expense.  Occupancy and equipment expense totaled $761,000 for the year ended December 31, 2002 compared to $661,000 on for the year ended December 31, 2001.  The increase was due to Pelican National opening a third bank branch during the fourth quarter of 2002.

Legal.              Legal expenses increased to $283,000 compared to $193,000 for the years ended December 31, 2002 and 2001.  The increase is primarily due to the expenses related to legal research performed while the Board of Directors discussed the spin-off of Washtenaw Mortgage.

Other Noninterest Expense.  Other noninterest expenses decreased to $834,000 compared to $1.1 million for the years ended December 31, 2002 and 2001.  The decrease is due to a reduction in various expenses including travel, entertainment, telephone and postage.

Provision for Income Taxes.  For the year ended December 31, 2002 and 2001, the provision for income taxes was $787,000 and $208,000, a difference of $578,000 between the comparable periods.  The increase was due to increased pre-tax income.  The effective tax rate for both periods was constant at approximately 34%.

Contractual Obligations

The following table provides information about Pelican Financial’s contractual obligations as of December 31, 2003.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term Borrowings	$291,665	$291,665	$—	$—	$—

Long-Term Debt	12,000,000	—	—	—	12,000,000

Capital Lease Obligations	—	—	—	—	—

Operating Leases	1,566,416	506,813	750,285	309,318	—

Certificates of Deposit	39,543,958	15,728,083	8,292,343	15,523,532	—

Total	$53,402,039	$16,526,561	$9,042,628	$15,832,850	$12,000,000

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis.  Pelican Financial’s primary source of funds is dividends paid by Pelican National.  In July 1997, Pelican Financial established a loan in the amount of $2.0 million, the proceeds of which were contributed to the capital of Pelican National.  The loan is payable on demand and the interest rate is the weighted average Federal Funds Rate plus 2.75%, which resulted in an effective rate of 3.75% at December 31, 2003 and 4.00% at December 31, 2002.  As of December 31, 2003, the only dividends received by Pelican Financial to make payments pursuant to the term loan have been from Washtenaw.  Subsequent to December 31, 2003, the balance of the term loan was paid in full.

Pelican Financial received approval from the Federal Reserve Board to increase its loan to a maximum of $3.0 million, prior to the spin-off.  Management believes that the addition of this amount will provide sufficient capital to meet it growth projections.  At this time, management is not actively attempting to achieve any additional financing.

At December 31, 2003, $63.5 million in non-interest bearing deposits at Pelican National Bank were attributable to Washtenaw Mortgage.  This represented 33% of total deposits.  Due to fluctuations in the outstanding balance of deposits from Washtenaw Mortgage during the month, the funds are typically deposited in short term interest bearing deposits and Federal Funds Sold.  At December 31, 2003, $49.1 million were invested in this manner.  In the event that Washtenaw Mortgage were to transfer the deposits to another financial institution, Pelican National Bank would be required to replace a portion of the deposits with interest bearing deposits. While this would have a negative impact on the financial performance of Pelican Financial, Pelican National Bank believes it could replace the deposits with new core deposits, short-term borrowings or long-term borrowings.

At December 31, 2003, Pelican National exceeded all applicable regulatory minimum capital requirements as well as the requirement to be considered “well capitalized” for regulatory purposes.  Pelican Financial also exceeded its regulatory minimum capital requirements at December 31, 2003.  For a detailed discussion of the regulatory capital requirements to which Pelican Financial and Pelican National are subject, and for a tabular presentation of compliance with these requirements, see “Regulation - Pelican Financial,” “Regulation - Pelican National - Capital Requirements,” and Note 13 of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001 the Financial Accounting Standards Board (FASB) issued accounting standard SFAS 143, Accounting for Asset Retirement Obligations.  This statement covers the removal of a long term asset from service.  The statement was effective for fiscal years beginning after June 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In April, 2002 the FASB issued accounting standard SFAS 145, Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.  This statement modifies the reporting of gains and losses from extinguishments of debt, accounting for intangible assets of motor carriers and accounting for leases.  The statement was effective for fiscal years beginning after May 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In June, 2002 the FASB issued accounting standard SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities.  This statement requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The statement was effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In December 2002 the FASB issued accounting standard SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure.  This statement provided alternatives for companies that adopt the fair value based method of accounting for stock-based employee compensation and revised stock compensation disclosure requirements.  The disclosure requirements were effective for fiscal years ending after December 15, 2002, and other provisions are required for fiscal years beginning after December 15, 2003.  The adoption of this statement did not have a material effect on the financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  This statement was effective in the quarter beginning July 1, 2003.  The adoption of this statement did not have a material effect on the financial statements.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, , mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity.  This statement was effective in the quarter beginning July 1, 2003.  The company does not have any of these instruments and, therefore, adoption of this statement did not have an impact on the financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, beginning in 2003, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee.  The adoption of FIN 45 on January 1, 2003 did not have a material impact on Pelican Financial.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain entities, including special purposes entities (SPE’s), by a company if it is determined to be the primary beneficiary of the variable interest entity’s operating activities. The adoption of this interpretation on January 31, 2003 did not have a material impact on Pelican Financial.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.”  SAB 105 states that future cash flows from servicing rights and other internally-developed intangible assets cannot be included in the determination of fair value of rate lock commitment derivatives.  The SAB also discusses disclosure requirements for rate lock commitment derivatives and is required to be applied to rate lock commitments entered into after March 31, 2004.  The Company does not expect this SAB to have an effect on the financial statements.

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

The continuous movement of interest rates is certain, however, the extent and timing of these movements is not always predictable.  Any movements in interest rates has an effect on Pelican Financial’s profitability.  The value of loans, which Pelican Financial has either originated or purchased or committed to originate or purchase, decreases as interest rates rise and conversely, the value increases as interest rates fall.  Pelican Financial also faces the risk that rising interest rates could cause the cost of interest-bearing liabilities, such as loans and borrowings, to rise faster than the yield on interest-earning assets, such as loans and investments.  Pelican Financial’s interest rate spread and interest margin may be negatively impacted in a declining interest rate environment.  This is because loans and other interest-earning assets may be prepaid and replaced with lower yielding assets before the supporting interest-bearing liabilities reprice downward.  Pelican Financial’s interest margin may also be negatively impacted in a flat- or inverse-yield curve environment.

The overall objective of Pelican Financial’s interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates.  Pelican Financial does not speculate on the direction of interest rates in its management of interest rate risk.

The following table provides information about Pelican Financial’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003.  The securities available for sale were based upon maturity unless callable by the issuer.  The expected maturity date values for loans receivable were calculated without adjusting the contractual maturity dates for prepayments.  Loans receivable are shown excluding the allowance for loan losses.  Loans held for sale are shown in the period in which they are expected to be sold.  Maturity dates for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

(Dollars in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value 12/31/2003
Rate sensitive assets:
Federal funds sold	$3,426						$3,426	$3,426
Average interest rate	1.00%
Interest bearing deposits with banks	$45,639						$45,639	$45,639
Average interest rate	1.02%
Securities available for sale	$28,239		7,055	12,063		$2,319	$49,730	$49,730
Average interest rate	3.57%		2.89%	3.36%		5.34%
Loans held for sale	$141						$141	$142
Average interest rate	5.50%
Fixed interest rate loans receivable	$3,476	$3,044	$1,666	$2,844	$2,867	$48,123	$62,020	$62,875
Average interest rate	7.86%	8.64%	7.41%	10.94%	6.98%	7.10%
Variable interest rate loans receivable	$25,309	$6,188	$6,555	$266	$8,619	$1,931	$48,688	$49,401
Average interest rate	6.85%	7.36%	6.49%	6.63%	5.84%	7.12%

Rate sensitive liabilities:
Savings deposits	$78,364						$78,364	$78,364
Average interest rate	1.73%
Certificates of deposits	$15,728	$5,202	$3,090	$13,643	$1,881		$39,544	$41,124
Average interest rate	3.74%	4.26%	3.08%	5.00%	3.85%
Notes payable	$292						$292	$292
Average interest rate	4.06%
Federal Home Loan Bank borrowings						$12,000	$12,000	$12,659
Average interest rate						5.37%

Item 8.    Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Pelican Financial, Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Pelican Financial, Inc. (the “Company”), as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001 and July 1, 2002, the Company adopted new accounting guidance on derivative instruments.

Crowe Chizek and Company LLC

Grand Rapids, Michigan
February 13, 2004

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and cash equivalents
Cash and due from banks	$6,354,416	$10,410,554
Interest-bearing deposits	45,639,288	33,005,000
Federal funds sold	3,426,013	13,946,381
Total cash and cash equivalents	55,419,717	57,361,935
Accounts receivable, net	179,488	348,136
Securities available for sale	49,729,994	2,560,305
Federal Reserve & Federal Home Loan Bank Stock	949,000	1,330,000
Loans held for sale	141,200	18,689,918
Loans receivable, net of allowance of $1,330,112 and $1,062,109	109,798,257	104,082,175
Loan servicing rights, net	29,368	69,888
Other real estate owned	332,857	75,782
Premises and equipment, net	2,658,018	1,195,139
Other assets	2,277,736	1,880,406
Assets of discontinued operations	—	198,657,086

	$221,515,635	$386,250,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$74,004,969	$87,404,821
Interest-bearing	117,907,625	66,428,958
Total deposits	191,912,594	153,833,779
Note payable	291,665	791,667
Federal Home Loan Bank borrowings	12,000,000	18,000,000
Other liabilities	421,088	847,610
Liabilities of discontinued operations	—	180,947,056
Total liabilities	204,625,347	354,420,112

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,488,351 and 4,440,241 outstanding at December 31, 2003 and 2002	44,884	44,402
Additional paid in capital	15,568,593	15,345,573
Retained earnings	1,183,546	16,426,842
Accumulated other comprehensive income, net of tax	93,265	13,841
Total shareholders’ equity	16,890,288	31,830,658

	$221,515,635	$386,250,770

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest income
Loans, including fees	$9,148,444	$10,028,618	$9,357,437
Investment securities, taxable	430,257	473,410	411,616
Federal funds sold and overnight accounts	563,084	322,980	219,848
Total interest income	10,141,785	10,825,008	9,988,901

Interest expense
Deposits	2,474,514	3,240,473	3,900,481
Other borrowings	997,915	1,064,314	1,008,241
Total interest expense	3,472,429	4,304,787	4,908,722

Net interest income	6,669,356	6,520,221	5,080,179

Provision for loan losses	1,058,000	300,000	562,000

Net interest income after provision for loan losses	5,611,356	6,220,221	4,518,179

Noninterest income
Gain (loss) on sale of securities, net	(29,015)	162,776	—
Service charges on deposit accounts	179,146	155,609	118,240
Gain on sales of loans, net	94,054	369,781	163,581
Net gain (loss) on foreclosed assets and other income	(12,735)	83,746	35,796
Total noninterest income	231,450	771,912	317,617

Noninterest expense
Compensation and employee benefits	3,617,106	2,233,588	1,830,396
Occupancy and equipment	1,008,652	760,547	660,847
Legal	408,339	282,766	192,600
Accounting and auditing	199,578	117,856	85,950
Data processing	136,804	99,381	79,552
Marketing and advertising	180,901	130,310	161,199
Loan and other real estate owned	443,231	224,981	160,825
Debt extinguishments	309,673	—	—
Other noninterest expense	929,383	833,824	1,060,195
Total noninterest expense	7,233,667	4,683,253	4,231,564
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,390,861)	2,308,880	604,232
Income tax expense (benefit)	(472,696)	786,648	208,458
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(918,165)	1,522,232	395,774
Discontinued operations:
Income from operations of discontinued mortgage subsidiary	14,278,682	2,762,924	10,673,598
Income tax	4,840,446	956,501	3,645,867
Income from discontinued operations	9,438,236	1,806,423	7,027,731
Income before cumulative effect of change in accounting principle	8,520,071	3,328,655	7,423,505
Cumulative effect of change in accounting principle, net of tax	—	413,449	(420,495)
Net income	$8,520,071	$3,742,104	$7,003,010
Basic earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$0.35	$0.09
Diluted earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.21)	$0.34	$0.09
Per share effect of discontinued operations	$2.12	$0.41	$1.60
Per share cumulative effect of change in accounting principle	$—	$0.09	$(0.10)
Basic earnings per share	$1.91	$0.85	$1.59
Diluted earnings per share	$1.91	$0.84	$1.59

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2003, 2002 and 2001

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2001	3,992,836	$39,928	$13,631,156	$7,724,926	$(31,933)	$21,364,077

Net income				7,003,010		7,003,010

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net					32,694	32,694
Comprehensive income						7,035,704

Issuance of 10% stock dividend	399,258	3,993	1,553,211	(1,557,204)		—

Exercise of stock options	1,100	11	3,575			3,586

Cash dividend of $0.05 per share				(219,660)		(219,660)

Balance at December 31, 2001	4,393,194	43,932	15,187,942	12,951,072	761	28,183,707

Net income				3,742,104		3,742,104

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net					13,080	13,080
Comprehensive income						3,755,184

Cash dividend of $0.06 per share				(266,334)		(266,334)

Exercise of stock options and warrants	47,047	470	157,631			158,101

Balance at December 31, 2002	4,440,241	44,402	15,345,573	16,426,842	13,841	31,830,658

Net income				8,520,071		8,520,071

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net					79,424	79,424
Comprehensive income						8,599,495

Cash dividend of $0.40 per share				(1,781,929)		(1,781,929)

Exercise of stock options and warrants	48,110	482	223,020			223,502

Distribution of The Washtenaw Group, Inc.				(21,981,438)		(21,981,438)

Balance at December 31, 2003	4,488,351	$44,884	$15,568,593	$1,183,546	$93,265	$16,890,288

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$8,520,071	$3,742,104	$7,003,010
Adjustments to reconcile net income to net cash from operating activities
Net income of discontinued operations	(9,438,236)	(1,806,423)	(7,027,731)
Cumulative effect of change in accounting principle	—	(413,449)	420,495
Amortization (accretion) of securities, net	(30,114)	(8,927)	(5,050)
Amortization of mortgage servicing rights	40,521	12,952	8,000
Gain on sales of mortgage servicing rights and loans, net	(94,054)	(369,781)	(163,581)
Provision for loan losses	1,058,000	300,000	562,000
(Gain) loss on sale of securities	29,015	(162,776)	—
Depreciation	230,044	182,772	153,803
Purchases and origination of mortgage loans held for sale	(4,722,800)	(17,112,460)	(27,968,688)
Proceeds from sale of mortgage loans held for sale	9,850,271	15,563,512	11,472,712
Changes in assets and liabilities that (used) provided cash Accounts receivable and other assets	(269,598)	(869,961)	182,742
Other liabilities	(426,523)	(171,941)	737,287
Operating activities of discontinued operations	57,080,631	28,304,817	(173,964,106)
Net cash provided (used) by operating activities	61,827,228	27,190,439	(188,589,107)

Cash flows from investing activities
Loan originations, net	6,741,219	(12,521,701)	(5,029,743)
Other real estate owned, net	(257,075)	1,217	(44,082)
Property and equipment expenditures, net	(1,692,923)	(917,930)	(189,095)
Proceeds from sales of securities available for sale	44,799,214	37,566,798	—
Purchase of securities available for sale	(91,865,987)	(39,230,522)	(4,560,000)
Proceeds from maturities and principal repayments of securities available for sale	18,523	4,380,082	5,393,372
Sale (Purchase) of Federal Bank Stock	381,000	(260,000)	(100,000)
Investing activities of discontinued operations	25,959,604	19,417,818	41,705,341
Net cash provided by investing activities	(15,916,425)	8,435,762	37,175,793

Cash flows from financing activities
Increase in deposits	38,078,815	50,261,369	21,463,958
Cash dividends	(1,781,929)	(266,334)	(219,660)
Decrease in notes payable due on demand	(500,002)	(503,000)	(497,000)
Advances on Federal Home Loan Bank borrowings	—	4,000,000	2,000,000
Repayments on Federal Home Loan Bank borrowings	(6,000,000)	(2,000,000)	—
Proceeds from exercise of stock options	223,502	158,101	3,586
Financing activities of discontinued operations	(77,873,407)	(46,799,032)	135,372,766
Net cash provided (used) by financing activities	(47,853,021)	4,851,104	158,123,650

Net change in cash and cash equivalents	(1,942,218)	40,477,305	6,710,336

Cash and cash equivalents at beginning of year	57,361,935	16,884,630	10,174,294

Cash and cash equivalents at end of year	$55,419,717	$57,361,935	$16,884,630

Supplemental cash disclosures
Interest paid, continuing operations	$3,464,170	$4,262,819	$5,008,606
Income taxes paid, continuing operations	529,190	1,481,224	691,497

Non-cash investing activity
Loans transferred to (from) held for sale	(13,515,301)	—	16,569,029

Non-cash financing activity
Distribution of discontinued mortgage operations	21,981,438	—	—

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002 and 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Continuing Operations:

The following nature of business and significant accounting policies apply to the continuing operations of Pelican Financial.  Prior to the spin-off, these were also applied to the discontinued operations of Washtenaw.

Nature of Operations:

Pelican Financial, Inc. (Pelican Financial) is a registered bank holding company.  As described in Note 2, on December 31, 2003, Pelican Financial distributed all of the outstanding shares of The Washtenaw Group, Inc. (Washtenaw), to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw was no longer a subsidiary of Pelican Financial.  Pelican Financial continues to own Pelican National Bank (Pelican National).

Washtenaw is a Michigan corporation which engages in mortgage banking activities and, as such, acquires, sells and services one-to-four unit residential mortgage loans.  Washtenaw acquires and services residential mortgage loans in 40 states.

Pelican National commenced operations as a national bank in Naples, Florida on August 25, 1997.  The Bank presently operates four full-service banking facilities and engages primarily in the business of attracting deposits from the general public.  The Bank uses such deposits, together with other funds, to originate and purchase commercial, real estate and consumer loans for sale in the secondary market and for holding in its own portfolio.

Principles of Consolidation:

The consolidated financial statements include the accounts of Pelican Financial and Pelican National for all periods.  All references herein to Pelican Financial include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets held in an agency or fiduciary capacity are not assets of Pelican Financial and, accordingly, are not included in the accompanying consolidated financial statements.  Washtenaw is included in the financial statements as a discontinued operation.

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

Loans Receivable and Allowance for Loan Losses:

Loans receivable, for which management has the ability and intent to hold for the foreseeable future or until maturity or payoff, are reported at the principal balance outstanding, net of deferred fees and costs and an allowance for loan losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management confirms the loan balance is not collectable.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  In addition, management considers various characteristics of each individual loan, or pool of loans, such as credit scores, loan to value ratios, the type of collateral and payment history.  Management will also look at the financial strength of personal guarantors when applicable.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Loan Servicing Rights, Net:

Pelican Financial and Washtenaw purchase and originate loans for sale to the secondary market, and sell the loans on either a servicing retained or servicing released basis.  Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold.  The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue.  The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying loans.

Loan servicing rights are periodically evaluated for impairment.  For purposes of measuring impairment, servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans.  These risk characteristics include loan type (fixed or adjustable rate), term (15 year, 20 year, 30 year or balloon), interest rate and date of loan acquisition.  Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value, and is recognized through a valuation allowance.

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

Long Term Assets:

Premises and equipment and other long term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

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

Operating Segments:

Pelican Financial’s continuing operations include one primary segment, retail banking.  The retail banking segment involves the origination of commercial, residential and consumer loans as well as the collections of deposits in four bank branches.

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

Earnings Per Share:

Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are computed based on the weighted-average number of common shares and common share equivalents during the year.  Weighted average shares are restated for all stock splits and dividends through the date of issue of the financial statements.

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

	2003	2002	2001
Net income as reported	$8,520,071	$3,742,104	$7,003,010
Deduct: Stock-based compensation expense determined under fair value based method	17,384	60,670	95,375
Pro forma net income	$8,502,687	$3,681,434	$6,907,635

Basic earnings per share as reported	$1.91	$0.85	$1.59
Pro forma basic earnings per share	1.91	0.83	1.57

Diluted earnings per share	$1.91	$0.84	$1.59
Pro forma diluted earnings per share	1.91	0.82	1.57

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.  The weighted average fair value of the options granted for the years ended December 31, 2002 and 2001 are $2.24 and $1.01.  No options were granted during 2003.

	2002	2001
Risk-free interest rate	3.03%	4.92%
Expected option life	5 years	5 years
Expected stock price volatility	0.81	0.38
Dividend yield	0.91%	1.19%

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

New Accounting Pronouncements:

In June 2001 the Financial Accounting Standards Board (FASB) issued accounting standard SFAS 143, Accounting for Asset Retirement Obligations.  This statement covers the removal of a long term asset from service.  The statement was effective for fiscal years beginning after June 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In April, 2002 the FASB issued accounting standard SFAS 145, Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.  This statement modifies the reporting of gains and losses from extinguishments of debt, accounting for intangible assets of motor carriers and accounting for leases.  The statement was effective for fiscal years beginning after May 15, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In June 2002 the FASB issued accounting standard SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities.  This statement requires a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The statement was effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the financial statements.

In December 2002 the FASB issued accounting standard SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure.  This statement provided alternatives for companies that adopt the fair value based method of accounting for stock-based employee compensation and revised stock compensation disclosure requirements.  The disclosure requirements were effective for fiscal years ending after December 15, 2002, and other provisions are required for fiscal years beginning after December 15, 2003.  The adoption of this statement did not have a material effect on the financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133.  This statement was effective in the quarter beginning July 1, 2003.  The adoption of this statement did not have a material effect on the financial statements.

Under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, , mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity.  This statement was effective in the quarter beginning July 1, 2003.  The Company does not have any of these instruments and, therefore, adoption of this statement did not have an impact on the financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, beginning in 2003, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee.  The adoption of FIN 45 on January 1, 2003 did not have a material impact on Pelican Financial.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain entities, including special purposes entities (SPE’s), by a company if it is determined to be the primary beneficiary of the variable interest entity’s operating activities. The adoption of this interpretation on January 31, 2003 did not have a material impact on Pelican Financial.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.”  SAB 105 states that future cash flows from servicing rights and other internally-developed intangible assets cannot be included in the determination of fair value of rate lock commitment derivatives.  The SAB also discusses disclosure requirements for rate lock commitment derivatives and is required to be applied to rate lock commitments entered into after March 31, 2004.  The Company does not expect this SAB to have an effect on the financial statements.

Reclassification:

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Discontinued Operations of Washtenaw

The following significant accounting policies applied only to Washtenaw, the discontinued operation of Pelican Financial.

Accounts Receivable:

Periodically Washtenaw sells mortgage-servicing rights.  Washtenaw records the sale at the time all of the following conditions have been met:  (1) title has passed, (2) substantially all risks and rewards of ownership have irrevocably passed to the buyer, and (3) any protection provisions retained by Washtenaw are minor and can be reasonably estimated.  If the sale requires Washtenaw to finance a portion of the sales price, Washtenaw records the transaction as a sale only when an adequate nonrefundable down payment has been received and the receivable allows Washtenaw full recourse to the buyer.

The discontinued operation line item in the balance sheet includes $690,189 and $4,592,696 at December 31, 2003 and 2002 of receivables from sales of mortgage servicing rights.  Further, the line item is net of an allowance for doubtful accounts and minor contingencies of $51,184 and $77,608 at December 31, 2003 and 2002.

Loans Held for Sale and Related Derivatives:

Washtenaw purchases derivatives that include U.S. Treasury options and forward contracts to deliver loans and mortgage-backed-securities.  Treasury options and forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process.  The loans held for sale are generally sold into the forward contracts.  Beginning January 1, 2001 under FAS 133, Treasury options and forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges.  Additionally, we enter into commitments to originate loans for which the interest rate is determined prior to funding (rate lock commitments). Beginning July 1, 2002, rate lock commitments on loans held for sale are considered to be derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that changes in market interest rates subsequent to the commitment date have on the value of the related loan.  The fair value of derivatives is included with the balance of assets of discontinued operations.  Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in income from operations of discontinued mortgage subsidiary.

GNMA Repurchase Option:

Under the agreement to sell loans to GNMA, Washtenaw has the option, but not an obligation, to repurchase sold loans that have defaulted.  Since Washtenaw has gained the ability to control the defaulted loans, the loans are recorded as an asset and a repurchase liability at the repurchase price.  As of December 31, 2003 and 2002, Washtenaw had $8,599,700 and $8,140,871 of related loans included in assets and liabilities of discontinued operations.

Cumulative Effect of Change in Accounting Principle:

Beginning January 1, 2001, Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.  The effect of adopting SFAS 133 at January 1, 2001 was a charge of $420,495, net of tax, reported as a cumulative effect of change in accounting principle.  This change consisted of expense of $689,152 to record a loss on forward contracts, offset by revenue of $53,657 on hedged loans held for sale and a tax benefit of $215,000.

The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) issued guidance on mortgage loan rate lock commitments to borrowers.  The guidance categorizes as derivatives rate lock commitments on loans intended for sale, and was effective July 1, 2002.  Upon adopting this guidance on July 1, Washtenaw recorded the fair value of rate lock commitments as derivatives, and the amount of the resulting fair value adjustment largely offset the fair value adjustments on forward sales commitments that are currently carried as derivatives.  Washtenaw recorded a cumulative effect of change in accounting principle of $413,499, net of tax expense of $212,989, to reflect the fair value of rate lock commitments outstanding on July 1, 2002.

Operating Segment:

Washtenaw’s operations include one primary segment: mortgage banking.  The mortgage banking segment involved the origination and purchase of single-family residential mortgage loans in approximately 40 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.  The assets and operations of the mortgage banking segment are now reflected in discontinued operations.

NOTE 2 – SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer  a subsidiary of Pelican Financial.  The balance sheet, income statement and cash flow statement for all periods presented, include the activity of Washtenaw as a discontinued operation.  During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw and no allocation of parent company expenses has been reflected in discontinued operations.

Following the distribution certain individuals continue to serve as officers of both Washtenaw and Pelican Financial.  Washtenaw will pay their salaries and all other compensation.   Pelican Financial will reimburse Washtenaw, as part of the transitional services agreement, for time spent on Pelican Financial matters.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.  After the distribution, officers and other employees providing services to both companies will be required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

The following table provides unaudited proforma information for Pelican Financial continuing operations assuming the transitional services agreement was in effect for all periods presented.  The amounts included represent management’s estimate of the amount of reimbursement from Pelican Financial to Washtenaw that would have been paid during these periods had the transitional services agreement existed.

These amounts are based on past experience of time spent on Pelican Financial matters, and are primarily for accounting, human resources and senior management services.   A tax rate of 34% was assumed for all periods.

	2003	2002	2001
Income (loss) from continuing operations before tax, as reported	$(1,390,861)	$2,308,880	$604,232
Transitional services reimbursement adjustment (unaudited)	(232,875)	(224,999)	(207,130)
Adjusted income (loss) from continuing operations before tax (unaudited)	(1,623,736)	2,083,881	397,102
Adjusted income taxes (unaudited)	(551,874)	710,148	138,034
Adjusted income from continuing operations (unaudited)	$(1,071,862)	$1,373,733	$259,068
Income from continuing operations as reported	$(918,165)	$1,522,232	$395,774

The following are the assets and liabilities of Washtenaw Mortgage,  included in assets and liabilities of discontinued operations as of December 31, 2002:

2002
ASSETS
Account receivable, net	$7,736,378
Loans held for sale	175,833,522
Mortgage servicing rights, net	13,729,803
Other assets	1,357,383

LIABILITIES
Short term borrowings	160,911,745
Other liabilities	20,035,311

 NOTE 3 - INTERCOMPANY TRANSACTIONS

During the periods covered, Pelican National entered into various transactions with Washtenaw.  These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and borrowings.  Intercompany transactions are eliminated in consolidation, with the effect of the eliminations included in discontinued operations.

During the years ended December 31, 2003, 2002 and 2001, Washtenaw sold loans to Pelican National totaling $15,730,311, zero and $8,578,757.  The sales were executed at current market prices, and resulted in a gain of $170,829, zero and $231,148 to Washtenaw, respectively.

During the years ended December 31, 2003, 2002 and 2001, Pelican National paid servicing and loan underwriting fees to Washtenaw of $104,761, $77,208 and $30,915.

Washtenaw established and maintained escrow and custodial funds aggregating approximately $63,469,501, $73,564,542 and $30,535,000 at Pelican National at December 31, 2003, 2002 and 2001.  These custodial funds are not assets of Washtenaw, but are deposits of Pelican National and are included in the consolidated financial statements.  Pelican National paid interest income on these funds totaling $82,412 for the year ended December 31, 2001 and no amount in other periods presented.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale.  The outstanding balance at December 31, 2003, 2002 and 2001 was zero, $5,174,618 and zero, respectively.  During the years ended December 31, 2003, 2002 and 2001, Washtenaw paid Pelican National Bank $568,288, $336,951 and zero in related interest income.

At December 31, 2003 Washtenaw was a guarantor on the loan for Pelican Financial in the amount of $291,665.  The guaranty was secured by a blanket pledge of the servicing portfolio.  The loan was paid in full in January 2004.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value and related unrealized gains and losses on securities available for sale recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2003
U.S. Government Agencies and Sponsored Entities	$25,402,507	$112,503	$(156,382)
Mortgage Backed Securities	24,327,487	185,190	—
	$49,729,994	$297,693	$(156,382)
2002
U.S. Government Agencies and Sponsored Entities	$2,517,188	$20,290	$—
Mortgage Backed Securities	43,117	682	—
	$2,560,305	$20,972	$—

The fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

Fair Value

Due in one year or less	$4,970,257
Due after one year through five years	18,113,181
Due after five years	2,319,069
Mortgage-Backed Securities	24,327,487

$49,729,994

For the years ended December 31, 2003, 2002 and 2001,  proceeds from the sales of securities totaled $44,799,214,  $37,566,798 and zero.  Gross Gains from the sales of securities totaled $129,360, $162,776 and zero for the same periods.  Gross losses from the from the sale of securities totaled $158,375, zero and zero.

Securities with unrealized losses at year end 2003 not recognized in income are as follows, reported by length of time in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government Agencies and Sponsored Entities	$(7,289,326)	$(156,382)	$—	$—	$7,289,326	$(156,382)

Unrealized losses on securities have not been recognized into income because the issuers are of high credit quality (government agencies and sponsored entities), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates.  The fair value is expected to recover as the securities approach their maturity date or market interest rates change.

NOTE 5 - LOANS RECEIVABLE

Loans receivable consist of the following:

	2003	2002
Commercial, financial and agricultural	$1,619,450	$962,713
Commercial real estate	43,850,625	59,542,563
Residential real estate	45,056,027	38,543,147
Consumer loans	20,602,267	6,095,861
	111,128,369	105,144,284
Deduct allowance for loan losses	(1,330,112)	(1,062,109)

Loans receivable, net	$109,798,257	$104,082,175

Activity in the allowance for loan losses for the years are as follows:

	2003	2002	2001

Balance at beginning of period	$1,062,109	$856,216	$507,513
Provision for loan losses	1,058,000	300,000	562,000
Loans charged-off	(868,858)	(106,789)	(214,787)
Recoveries	78,861	12,682	1,490

Balance at end of period	$1,330,112	$1,062,109	$856,216

Impaired loans are as follows:

	2003	2002

Year-end loans with no allocated allowance for loan losses	$1,367,540	$1,378,468
Year-end loans with allocated allowance for loan losses	3,682,906	207,005
	$5,050,446	$1,585,473

Amount of the allowance for loan losses allocated	$504,463	$27,252

	2003	2002	2001

Average of impaired loans during the year	$3,548,589	$2,079,423	$1,287,694
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	$—	$—	$—

Non performing loans from continuing operations were as follows:

	2003	2002	2001

Loans past due over 90 days still on accrual	$—	$97,682	$—
Non-accrual loans	455,251	1,557,450	1,893,504

Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

Loans to related parties are as follows:

	2003	2002
Beginning of year	$900,075	$1,017,428
New loans	403,900	904,825
Paid in full/sales	(1,303,975)	(918,534)
Repayments	—	(103,644)

End of year	$—	$900,075

NOTE 6 – MORTGAGE LOANS SERVICED

Mortgage and Other Servicing Rights:

Activity related to mortgage and other servicing rights is summarized below and includes the activity of the discontinued operation during the periods presented:

	2003	2002	2001

Balance at beginning of period	$69,888	$8,000	$20,000
Additions	39,470,149	31,361,613	52,161,521
Sales	(20,531,792)	(21,796,513)	(39,937,012)
Amortization	(6,359,601)	(4,544,949)	(2,070,439)
Reclassified to discontinued operation	(12,619,276)	(4,958,263)	(10,166,070)
Balance at end of period	29,368	69,888	8,000

Valuation allowance at beginning of period	—	—	(737,528)
Adjustment for impairment	(1,734,698)	(8,616,240)	(2,117,881)
Adjustment for sale of servicing rights	—	2,562,995	—
Reclassified to discontinued operation	1,734,698	6,053,245	2,855,409
Valuation allowance at end of period	—	—	—

Net	$29,368	$69,888	$8,000

The estimated fair value of servicing rights approximated carrying value for all periods.

The following are the critical assumptions used to estimate the fair value of the mortgage loan servicing rights of the discontinued operation:

	2003	2002	2001

Weighted average discount rate	9.33%	9.23%	9.44%

Weighted average prepayment rates	24.30%	29.76%	19.08%

Servicing cost per loan	$52.00	$49.00	$51.00

The fair value of the mortgage servicing rights was determined by stratifying the mortgage servicing rights based on the following predominant risk characteristics:

•                  Product type (i.e., conventional, government, balloon)

•                  Interest rate

•                  Term (i.e., 15 or 30 years)

•                  Year originated

Washtenaw has developed a discounted cash flow methodology for estimating the fair value of mortgage servicing rights.  Washtenaw validated the results of the discounted cash flow model by obtaining regular independent valuations of the mortgage servicing rights.  Independent valuations were obtained at least annually, and generally two to four times per year.

The most significant assumption used in estimating the fair value of mortgage servicing rights is prepayment rate.  Prepayment rates are estimated based on published industry consensus prepayment expectations.  Prepayment rates represent the annual percentage of mortgage loan principal balance expected to be repaid in advance of the due date.  Expected prepayment rates are used to estimate future net servicing income, which determines the fair value of mortgage servicing rights.  Higher levels of prepayments reduce the amount of expected future servicing income and reduce the fair value of mortgage servicing rights.

Servicing of Mortgage Loans:

Washtenaw sells mortgage loans to secondary market investors.  Washtenaw collects monthly principal and interest payments and performs certain escrow services for investors.  Washtenaw’s servicing portfolio of loans was principally in California, Florida, Illinois, Indiana, Michigan, Ohio, Georgia, Pennsylvania and North Carolina.  Washtenaw’s servicing portfolio for outside parties was approximately $2,717,000,000, $2,061,000,000 and $1,186,000,000 at December 31, 2003, 2002 and 2001, respectively.  These loans were owned by outside parties and are not included in the assets of the Company.

Pelican Financial maintains escrow and custodial funds of Washtenaw, aggregating approximately $63,469,501, $73,564,542 and $30,535,000 at December 31, 2003, 2002 and 2001.  The escrow and custodial funds include the loans being serviced while held for sale.  These funds are placed on deposit at Federal Deposit Insurance Corporation (“FDIC”) insured banks and amounts on deposits outside Pelican Financial are not included in the assets and liabilities of the Company.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment includes the following at year end:

	2003	2002

Land	$825,000	$325,000
Buildings	1,205,707	269,377
Computer equipment and software	610,874	530,409
Furniture and fixtures	627,484	496,835
Leasehold improvements	158,803	113,324
	3,427,868	1,734,945
Accumulated depreciation and amortization	(769,850)	(539,806)

	$2,658,018	$1,195,139

NOTE 8 – DEPOSITS

Deposits are comprised of the following at year end:

	2003	2002

Noninterest-bearing	$74,004,969	$87,404,821
Interest -bearing demand	68,997,832	9,116,341
Savings	9,365,835	12,499,547
	152,368,636	109,020,709
Certificates of deposit:
Under $100,000	16,204,813	16,629,332
Over $100,000	20,711,824	25,965,609
IRAs	2,627,321	2,218,129
Total certificates	39,543,958	44,813,070

	$191,912,594	$153,833,779

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

2004	$15,728,083
2005	5,202,063
2006	3,090,280
2007	13,642,520
2008	1,881,012

$39,543,958

At December 31, 2003 and 2002, certificates of deposit obtained from brokers are $8,120,000 and $10,611,000.

NOTE 9 – BORROWINGS

Pelican Financial has a note payable due on demand, bearing interest at the Federal Funds rate plus 2.75%, resulting in a rate of 3.75% at December 31, 2003.  The outstanding balance at December 31, 2003 and 2002 was $291,665 and $791,667.  The note was paid off January 2004.

Year-end advances from the Federal Home Loan Bank are as follows:

	2003	2002
6.89% advance, due October 2004	$—	$5,000,000
5.01% advance, due May 2007	—	1,000,000
5.79% advance, due February 2010	3,000,000	3,000,000
5.97% advance, due March 2010	3,000,000	3,000,000
5.89% advance, due September 2010	3,000,000	3,000,000
3.82% advance, due September 2012	3,000,000	3,000,000
	$12,000,000	$18,000,000

The above advances are at a fixed interest rate.  Mortgage loans totaling $31,128,599 at December 31, 2003, were eligible as collateral for these advances under a blanket collateral agreement with the FHLB.

NOTE 10 – SHORT-TERM BORROWINGS OF DISCONTINUED OPERATIONS

Short-term borrowings included in liabilities of discontinued operations at December 31, 2002 were as follows.  Washtenaw maintains a warehouse line of credit of $90,000,000, and the balance was $43,074,735 at December 31, 2002.  Borrowings under the line of credit are payable on demand and carry interest at the Federal Funds rate plus 1.50%, resulting in a rate of 2.75% at December 31, 2002.  Borrowings on the warehouse line of credit agreement are collateralized by mortgage loans held for sale that were funded with the line of credit and all servicing rights relating to Washtenaw’s servicing portfolio.  The line of credit agreement contains restrictive covenants, among others, requiring Washtenaw Mortgage to maintain certain minimum net worth levels, a minimum servicing portfolio and a minimum debt to net worth ratio as defined in the agreement.  These covenants were met at December 31, 2002.

Washtenaw enters into sales of mortgage loans under agreement to repurchase (repurchase agreements).  Such agreements have original terms of less than 90 days and are treated as financing, with the obligation to repurchase the loans sold reflected as a liability and the dollar amount of loans underlying the agreement reflected as assets.  The balance of repurchase agreements was $82,987,994 at December 31, 2002, with a weighted average interest rate of 2.15%.  The average interest rate during the periods was 2.05% and 2.56% for the years ended December 31, 2003 and 2002.  The maximum month end balance during the years ended December 31, 2003 and 2002 was $193,266,747 and 153,630,602, respectively.  The average balance during the years ended December 31, 2003 and 2002 was $119,224,333 and $100,508,582, respectively.

The remaining borrowing included in discontinued operations are due to bank balances, totaling $34,849,016  These represent bank account balances in a temporary overdraft position resulting from the funding of loans.

NOTE 11 - FEDERAL INCOME TAXES

The provision for income taxes is comprised of the following components:

	2003	2002	2001
Continuing operations
Current provision (benefit)	$(266,308)	$722,001	$394,697
Deferred provision (benefit)	(206,388)	64,647	(186,239)
Total from continuing operations	(472,696)	786,648	208,458
Discontinued operations	4,840,446	956,501	3,645,867
Cumulative effect of change in accounting principle	—	212,989	(215,000)
	$4,367,750	$1,956,138	$3,639,325

The net deferred tax asset is comprised of the following at year end:

	2003	2002
Deferred tax assets
Loan mark to market	$147,377	$137,856
Loan loss reserve	355,666	300,225
Other real estate owned reserve	53,165	—
Other	—	700
	556,208	438,781
Deferred tax liabilities
Mortgage servicing rights	(9,984)	(23,762)
Depreciation	(22,300)	(48,493)
Unrealized gain on securities	(48,046)	(7,131)
Loan fees and costs	(146,464)	(195,454)
	(226,794)	(274,480)
Net deferred tax asset	$329,414	$163,941

There was no valuation allowance for deferred taxes in 2003 or 2002.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income from continuing operations is reconciled as follows:

	2003	2002	2001
Statutory rate applied to income before taxes	$(472,893)	$785,019	$205,439
Add (Deduct)
Effect of nondeductible expenses	42,987	1,629	2,855
Other	(42,790)	—	164
Income tax expense from continuing operations	$(472,696)	$786,648	$208,458

NOTE 12 – LEASES

Pelican Financial leases office facilities under noncancelable operating leases.

Future minimum lease payments at December 31, 2003 under noncancelable leases are as follows:

2004	$506,813
2005	494,556
2006	255,729
2007	242,619
2008	66,699

$1,566,416

For periods ended December 31, 2003, 2002 and 2001, rental expense under operating leases for continuing operations was approximately $509,000, $387,000 and $348,000.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003 and 2002, that Pelican Financial and Pelican National meet all capital adequacy requirements to which they are subject and are categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, Pelican Financial and Pelican National must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed Pelican Financial’s or Pelican National’s categories.

Actual consolidated and Pelican National capital amounts (in thousands) and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total capital (to risk weighted assets)
Pelican Financial	$18,124	15.50%	$9,356	8.00%	$11,695	10.00%
Pelican National	15,912	13.66	9,321	8.00	11,651	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	16,794	14.36	4,678	4.00	7,017	6.00
Pelican National	14,582	12.51	4,661	4.00	6,991	6.00
Tier 1 capital (to average assets)
Pelican Financial	16,794	7.96	8,436	4.00	10,546	5.00
Pelican National	14,582	7.20	8,100	4.00	10,125	5.00
2002
Total capital (to risk weighted assets)
Pelican Financial	$31,499	13.67%	$18,436	8.00%	$23,045	10.00%
Pelican National	15,821	13.11	9,654	8.00	12,067	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	30,437	13.21	9,218	4.00	13,827	6.00
Pelican National	14,759	12.23	4,827	4.00	7,240	6.00
Tier 1 capital (to average assets)
Pelican Financial	30,437	7.58	16,063	4.00	20,079	5.00
Pelican National	14,759	8.77	6,734	4.00	8,417	5.00

Washtenaw is subject to various capital requirements in connection with seller/servicer agreements that the Washtenaw has entered into with secondary market investors.  Failure to maintain minimum capital requirements could result in Washtenaw’s inability to originate and service loans for the respective investor.

Washtenaw’s actual capital amounts and the minimum amounts required for capital adequacy purposes, by investor, are as follows:

	Actual Capital	Minimum Capital Requirements
As of December 31, 2002
HUD	$17,429,410	$1,000,000
FNMA	$17,429,410	$4,412,388
FHLMC	$17,429,410	$250,000
GNMA	$17,429,410	$647,786

The declaration of dividends by Pelican National is limited to Pelican National’s retained net profit for the current and prior two years.  As of December 31, 2003 dividends payable to Pelican Financial are limited to approximately $2,500,000.

NOTE 14 - RETIREMENT PLAN

Pelican Financial has a profit sharing plan established under Section 401(k) of the Internal Revenue Code.  Employees may contribute up to 15% of their compensation.  Pelican Financial contributes one-half of the participant’s contribution up to 3% of the participant’s compensation.  Pelican Financial incurred expenses from continuing operations of $14,261, $14,413 and $8,418 relating to the plan during the periods ended December 31, 2003, 2002 and 2001, respectively.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes are as follows:

	2002	2002	2001
Unrealized holding gains and losses on securities available for sale	$91,324	$182,595	$49,536
Less: Reclassification adjustments for gains (losses) later recognized in income	(29,015)	162,776	—
Net unrealized gains and losses on securities available for sale	120,339	19,819	49,536
Tax effect	(40,915)	(6,739)	(16,842)
Other comprehensive income	$79,424	$13,080	$32,694

NOTE 16 – DERIVATIVES (applicable to discontinued operations)

In the normal course of business, Washtenaw enters into commitments to purchase or originate residential mortgage loans.  The commitments are short term in nature and, if drawn on by the counterparty, result in a fixed or variable rate loan collateralized by residential real estate.  Commitments to make loans are generally made for periods of 90 days or less and may expire without being used.  The majority of loans acquired through commitments will be held for sale.  Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although no material losses are anticipated.  Washtenaw commits to lend at a stipulated interest rate and assumes the risk of a subsequent rise in rates prior to the loan funding.  Washtenaw’s outstanding mortgage commitments approximated  $239,981,000 at December 31, 2002.

Beginning July 1, 2002, commitments to make residential mortgage loans at specified interest rates (rate lock commitments) are recorded in the financial statements at fair value as described in Note 1.

Derivatives such as U.S. Treasury options and forward contracts are used by Washtenaw to manage interest rate risk on rate lock commitments and loans held for sale.  Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date.  The derivatives involve underlying items, such as interest rates, and were designed to transfer risk.  Substantially all of these instruments expire within 90 days.  Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.  Beginning in 2001, these derivatives were recorded in the financial statements at fair value.  Prior to 2001, forward contracts were not recorded in the financial statements and options were carried at the lower of cost or fair value.  The notional amounts, fair values and carrying amounts of these derivatives is as follows at December 31, 2002:

2002
U.S. Treasury Options
Notional amount	$—
Fair value	—
Carrying amount	—

Forward Contracts
Notional amount	$232,451,000
Fair value	(2,515,502)
Carrying amount	(2,515,502)

Rate Lock Commitments
Notional amount	$239,981,000
Fair value	1,078,740
Carrying amount	1,078,740

Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements.  In the event the parties to all delivery commitments were unable to fulfill their obligations, Washtenaw would not incur any significant additional cost by replacing the positions at current market rates.  Washtenaw minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines.  Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

Washtenaw is exposed to interest rate risk on loans held for sale and rate lock commitments.  As market interest rates increase or decrease, the fair value of loans held for sale and rate lock commitments will decline or increase.  To offset this interest rate risk, Washtenaw enters into derivatives, including U.S. Treasury Options and forward contracts to sell loans and mortgage backed securities.  The fair value of these options and forward contracts will change as market interest rates change, and the change in the value of these instruments was expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments.  Management used risk management software to assist in determining the amount and type of options and forward contracts to enter into based on the volume and characteristics of existing rate lock commitments and loans held for sale.  The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations.  The net effect of derivatives on earnings will depend on the effectiveness of hedging and risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

Certain forward contracts are designated as fair value hedges of loans held for sale.  Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts.  The remaining forward contracts, as well as treasury options and rate lock commitments, are not designated as hedges and are carried at fair value.  The net gain or loss on all derivative activity is included as a component of income from operations of discontinued mortgage subsidiary.

The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges in the income from discontinued operations.

	December 31,
	2003	2002	2001
Net gain/(loss) recognized in earnings	$353,397	$(2,158,662)	$1,459,873
Ineffective portion of hedge	(12,110)	(42,607)	(83,714)
Gain/(loss) from derivatives excluded from hedges	365,507	(2,116,055)	1,543,587

NOTE 17 – LOAN COMMITMENTS

Some financial instruments, such as loan commitments, and lines of credit,  are issued to meet customer financing needs.  These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates.  Commitments may expire without being used.  Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated.  The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2003	2002
Commitments to make loans	$1,075,856	$2,325,853
Unused lines of credit	2,512,123	2,481,266

Commitments to make loans are generally made for periods of 60 days or less.  Loan commitments have interest rates ranging from 5.50% to 11.50% and maturities ranging from 15 years to 30 years.

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of Pelican Financial’s financial instruments, excluding discontinued operations, were as follows:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$55,419,717	$55,419,717	$57,361,935	$57,361,935
Accounts receivable, net	179,488	179,488	348,136	348,136
Securities available for sale	49,729,994	49,729,994	2,560,305	2,560,305
Federal Reserve and FHLB stock	949,000	949,000	1,330,000	1,330,000
Loans held for sale	141,200	142,272	18,689,918	18,718,882
Loans receivable, net	109,798,257	112,276,000	104,082,175	107,198,000
Accrued interest receivable	690,831	690,831	719,071	719,071

LIABILITIES
Deposits	(191,912,594)	(193,492,571)	(153,833,779)	(156,039,055)
Note payable	(291,665)	(291,665)	(791,667)	(791,667)
FHLB Advances	(12,000,000)	(12,659,498)	(18,000,000)	(18,468,484)
Accrued interest payable	(180,521)	(180,521)	(172,262)	(172,262)

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Reserve and FHLB stock, short-term borrowings, accounts receivable and payable and demand deposits.  Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of loans held for sale is based on sales commitments or secondary market quotes for the related loans or similar loans.  Fair value of FHLB Advances is based on the current rates for similar financing.  The fair value of off-balance-sheet items is not significant.

NOTE 19 – STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS

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

All outstanding awards shall become immediately exercisable in the event of a change in control of Pelican Financial.

The following is a summary of stock option activity for the years ended December 31 (adjusted for stock dividends and splits):

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	206,775	$5.28	245,225	$5.28	244,750	$5.20
Granted	—	—	5,000	7.00	9,000	5.50
Exercised	(48,110)	4.64	(37,455)	4.19	(1,100)	3.30
Forfeited	(28,255)	4.51	(5,995)	6.36	(7,425)	4.38

Outstanding end of year	130,410	$6.01	206,775	$5.28	245,225	$5.28
Exercisable at end of year	97,840	$5.94	113,435	$5.50	90,310	$5.24

Options outstanding at December 31, 2003 have a weighted average life of 5.87 years, with exercise prices ranging from $3.41 to $7.00.

The Company issued stock warrants in connection with its initial public offering in 1999, and the warrants became exercisable one year after the offering.  During 2001 there were 52,800 warrants outstanding at an exercise price of $7.64 (as adjusted for stock dividends and splits).  During 2002, 26,400 warrants were exercised leaving 26,400 outstanding.  The remaining warrants have a life of one year.  The warrants were anti-dilutive for all periods presented.

Due to the spin-off (see Note 2), options outstanding at December 31, 2003 include 10,735 options that are held by employees of Washtenaw.  These options were cancelled during the first quarter of 2004 and replaced with options on stock of The Washtenaw Group.  While employees and directors of Pelican Financial and Pelican National hold the remaining options, the intrinsic value (market value per share, less option exercise price) of these options was significantly reduced by the effect of the spin-off.  As a result of the spin-off, the number and exercise price of these options was modified in January 2004 to restore the options to substantially the same intrinsic value as existed at the date of the spin-off.  Accordingly, the options outstanding at December 31, 2003 have subsequently been replaced with 288,385 options at an exercise price of $3.45.

NOTE 20 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.  Weighted average shares have been restated for all stock splits.

	2003	2002	2001
Basic:
Income (loss) from continuing operations	$(918,165)	$1,522,232	$395,774
Income from discontinued operations	9,438,236	1,806,423	7,027,731
Income before cumulative effect of change in accounting principle	8,520,071	3,328,655	7,423,505
Cumulative effect of change in accounting principle	—	413,449	(420,495)
Net income applicable to common stock	8,520,071	3,742,104	7,003,010

Weighted average shares outstanding	4,455,281	4,420,938	4,392,570

Income (loss) from continuing operations per share	(0.21)	0.35	0.09
Income from discontinued operations per share	2.12	0.41	1.60
Cumulative effect of change in accounting principle per share	—	0.09	(0.10)
Basic earnings per share	$1.91	$0.85	$1.59

Diluted:
Income (loss) from continuing operations	$(918,165)	$1,522,232	$395,774
Income from discontinued operations	9,438,236	1,806,423	7,027,731
Income before cumulative effect of change in accounting principle	8,520,071	3,328,655	7,423,505
Cumulative effect of change in accounting principle	—	413,449	(420,495)
Net income applicable to common stock	8,520,071	3,742,104	7,003,010

Weighted average shares outstanding	4,455,281	4,420,938	4,392,570
Dilutive effect of stock options and warrants	—	37,425	15,287
Diluted average shares outstanding	4,455,281	4,458,363	4,407,857

Income (loss) from continuing operations per share	(0.21)	0.34	0.09
Income from discontinued operations per share	2.12	0.41	1.60
Cumulative effect of change in accounting principle per share	—	0.09	(0.10)
Diluted earnings per share	$1.91	$0.84	$1.59

NOTE 21 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	2003	2002
ASSETS
Cash and cash equivalents	$2,185,216	$17,935
Investment in Washtenaw	—	17,840,348
Investment in Pelican National	14,678,265	14,779,352
Other assets	435,228	352,919

Total assets	$17,298,709	$32,990,554

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note payable	$291,665	$791,667
Accrued expenses and other liabilities	116,756	237,911

Shareholders’ equity	16,890,288	31,960,976

Total liabilities and shareholders’ equity	$17,298,709	$32,990,554

CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	2003	2002	2001

Dividends from Washtenaw	$5,166,827	$923,603	$3,114,001
Non interest expense	1,117,448	584,223	549,733
Income before income tax and undistributed subsidiary income	4,049,379	339,830	2,564,268
Income tax benefit	379,795	198,119	186,547
Equity in undistributed subsidiary income (loss)	(180,512)	1,908,336	758,960
Equity in discontinued operations	4,271,409	1,279,700	3,640,122
Net income	8,520,071	3,725,535	7,149,897
Unrealized gain on securities, net of tax and reclassification effects	79,424	13,080	32,694

Comprehensive income	$8,599,495	$3,738,615	$7,182,591

Prior to 2003, parent company shareholders’ equity, net income and comprehensive income differ from consolidated amounts due to the effect of intercompany loan sales.

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002	2001
Cash flows from operating activities
Net income	$8,520,071	$3,725,535	$7,149,897
Adjustments
Equity in undistributed subsidiary income	180,512	(1,908,336)	(758,960)
Equity in discontinued operation	(4,271,409)	(1,279,700)	(3,640,122)
Change in other assets	(82,309)	(6,195)	48,419
Change in other liabilities	(121,155)	(163,635)	166,937
Net cash (used) by operating activities	4,225,710	367,669	2,966,171

Cash flows from financing activities
Cash dividends	(1,781,929)	(266,334)	(219,660)
Contribute capital to affiliates	—	—	(2,000,000)
Proceeds from exercise of stock options	223,502	158,101	3,586
Decrease in note payable due on demand	(500,002)	(503,000)	(497,000)
Net cash provided (used) by financing activities	(2,058,429)	(611,233)	(2,713,074)

Net change in cash and cash equivalents	2,167,281	(243,564)	253,097

Cash and cash equivalents at beginning of year	17,935	261,499	8,402

Cash and cash equivalents at end of year	$2,185,216	$17,935	$261,499

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Income/ (Loss) from continuing operations	Income/ (Loss) of Discontinued Operations	Income/(Loss) Before Cumulative Effect of Change in Accounting Principle			Net Income
						Earnings/(Loss) Per Share From Continuing Operations Before Cumulative Effect of Change in Accounting Principle
						Basic	Fully Diluted

2003
First Quarter	$2,594,887	$1,744,502	$267,862	$2,663,166	$2,931,028	$0.06	$0.06	$2,931,028
Second Quarter	2,739,492	1,924,099	(152,611)	3,409,732	3,257,121	(0.03)	(0.03)	3,257,121
Third Quarter	2,424,823	1,582,216	(370,278)	3,744,374	3,374,096	(0.08)	(0.08)	3,374,096
Fourth Quarter	2,382,583	1,418,539	(663,138)	(379,036)	(1,042,174)	(0.16)	(0.16)	(1,042,174)

2002
First Quarter	$2,642,509	$1,505,175	$257,928	$3,032,396	$3,290,324	$0.06	$0.05	$3,290,324
Second Quarter	2,670,882	1,565,069	413,001	(1,492,353)	(1,079,352)	0.10	0.10	(1,079,352)
Third Quarter	2,826,641	1,691,424	439,964	(1,357,430)	(917,466)	0.10	0.10	(504,017)
Fourth Quarter	2,684,976	1,758,553	411,339	1,623,810	2,035,149	0.09	0.09	2,035,149

The large fluctuations in net income during 2002 and 2003 are the result of declining mortgage interest rates resulting in fluctuations in loan sale volume, loan servicing right valuation adjustments and derivative fair value adjustments.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Pelican Financial, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that Pelican Financial’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by Pelican Financial in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fourth fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pelican Financial have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Pelican Financial conducts periodic evaluations to enhance, where necessary its procedures and controls.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the caption “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in Pelican Financial’s Proxy Statement for the annual meeting of stockholders to be held April 22, 2004 is incorporated herein by reference.

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

Item 13.    Certain Relationships and Related Transactions

The information is contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information is contained in the Proxy Statement under the caption “Relationship With Independent Accountants” is incorporated herein by reference.

PART IV

Item 15.    Exhibits, List and Reports on Form 8-K

(a)           Exhibits are either attached as part of this Report or incorporated by reference herein.

Exhibit Number	Description

3.1	Certificate of Incorporation of Pelican Financial, Inc. (1)
3.2	Bylaws of Pelican Financial, Inc. (1)
4	Form of Common Stock Certificate of Pelican Financial, Inc. (1)
10.1	Employment Agreement with Michael D. Surgen (1)
10.2	Pelican Financial, Inc. Stock Option and Incentive Plan and Forms of Agreements (1)
10.3	Master Agreement between Federal National Mortgage Association and Washtenaw Mortgage Corporation dated December 21, 1998 (1)
21	Subsidiaries of the Registrant (1)
23	Consent of Crowe Chizek and Company LLC
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by reference to Exhibit bearing the same number in Pelican Financial’s Registration Statement on Form S-1, filed on April 22, 1999, as amended (Reg. No. 333-76841).

(b)           Reports on Form 8-K

October 29, 2003 to announce results of quarter ended September 30, 2003

December 8, 2003 to announce Securities Exchange Commission clearance to spin-off Washtenaw Mortgage Company and provide additional details.

Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement Number 333-40632 on Form S-8 of Pelican Financial, Inc. of our Report dated February 13, 2004 appearing in this annual report on Form 10-K of Pelican Financial, Inc. for the year ended December 31, 2003.

Crowe Chizek and Company LLC

Grand Rapids, Michigan
March 22, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELICAN FINANCIAL, INC.

March 26, 2004	By:	/s/ Charles C. Huffman
Charles C. Huffman
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles C. Huffman	President, Chief Executive Officer, and Chairman of the Board	March 26, 2004
Charles C. Huffman
(Principal Executive Officer)

/s/ Howard M. Nathan	Chief Financial Officer and Director	March 26, 2004
Howard M. Nathan
(Principal Financial and Accounting Officer)

/s/ Robert C. Huffman	Director	March 26, 2004
Robert C. Huffman

/s/ Raleigh E. Allen, Jr.	Director	March 26, 2004
Raleigh E. Allen, Jr.

/s/ Brenda L. Jones	Director	March 26, 2004
Brenda L. Jones

/s/ Timothy J. Ryan	Director	March 26, 2004
Tim Ryan

/s/ S. Lynn Stokes	Director	March 26, 2004
S. Lynn Stokes

s/ Michael N. Clemens	Director	March 26, 2004
Michael N. Clemens

/s/ Scott D. Miller	Director	March 26, 2004
Scott D. Miller