Form 10-Q
period 2004-03-31
PELICAN FINANCIAL INC
filed 2004-05-13
CIK 1037652

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

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

Common Stock Outstanding as of April 30, 2004

Common stock, $0.01 Par value                                                     4,488,351 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$9,579,359	$6,354,416
Interest-bearing deposits	52,363,243	45,639,288
Federal funds sold	3,063,141	3,426,013
Total cash and cash equivalents	65,005,743	55,419,717
Accounts receivable, net	199,188	179,488
Securities available for sale	88,798,958	49,729,994
Federal Reserve & Federal Home Loan Bank Stock	1,192,200	949,000
Loans held for sale	35,000	141,200
Loans receivable, net	109,819,308	109,798,257
Other real estate owned	118,595	332,857
Premises and equipment, net	3,084,959	2,658,018
Other assets	2,480,071	2,307,104

	$270,734,022	$221,515,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$101,510,530	$74,004,969
Interest-bearing	139,481,401	117,907,625
Total deposits	240,991,931	191,912,594
Note payable	—	291,665
Federal Home Loan Bank borrowings	12,000,000	12,000,000
Other liabilities	655,481	421,088
Total liabilities	253,647,412	204,625,347

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,488,351 outstanding at March 31, 2004 and December 31, 2003	44,884	44,884
Additional paid in capital	15,568,593	15,568,593
Retained earnings	1,023,122	1,183,546
Accumulated other comprehensive income (loss), net of tax	450,011	93,265
Total shareholders’ equity	17,086,610	16,890,288

	$270,734,022	$221,515,635

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Loans, including fees	$1,999,705	$2,416,390
Investment securities, taxable	499,232	78,482
Federal funds sold and overnight accounts	89,540	100,015
Total interest income	2,588,477	2,594,887
Interest expense
Deposits	876,459	584,715
Other borrowings	163,042	265,670
Total interest expense	1,039,501	850,385
Net interest income	1,548,976	1,744,502
Provision for loan losses	75,000	80,000
Net interest income after provision for loan losses	1,473,976	1,664,502
Noninterest income
Gain on sales of securities, net	2,330	71,652
Service charges on deposit accounts	30,529	52,594
Gain on sale of loans, net	9,641	24,377
Net gain (loss) on foreclosed assets and other income	58,970	37,481
Total noninterest income	101,470	186,104
Noninterest expense
Compensation and employee benefits	937,674	746,808
Occupancy and equipment	270,806	223,030
Legal	49,625	44,852
Accounting and auditing	70,122	31,444
Data processing	48,202	29,161
Marketing and advertising	32,153	53,354
Loan and other real estate owned	123,279	130,186
Other noninterest expense	286,464	185,673
Total noninterest expense	1,818,325	1,444,508
Income (loss) from continuing operations before income taxes	(242,879)	406,098
Income tax expense (benefit)	(82,455)	138,236
Income (loss) from continuing operations	$(160,424)	$267,862
Discontinued operations:
Income from operations of discontinued mortgage subsidiary	—	4,041,119
Income tax	—	1,377,953
Income from discontinued operations	—	2,663,166
Net income (loss)	$(160,424)	$2,931,028
Basic earnings (loss) per share from continuing operations	$(0.04)	$0.06
Diluted earnings (loss) per share from continuing	(0.04)	0.06
Per share effect of discontinued operations	—	0.60
Basic earnings (loss) per share	$(0.04)	$0.66
Diluted earnings (loss) per share	$(0.04)	$0.66
Comprehensive income	$196,322	$2,785,064

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31,

	2004	2003
Cash flows from operating activities
Net cash provided (used) by operating activities of continuing operations	$11,338	$(1,252,577)
Net cash (used) by operating activities of discontinued operations	—	(2,049,868)
Net cash provided (used) by operating activities	$11,338	$(3,302,445)

Cash flows from investing activities
Loan originations, net	(96,051)	5,948,431
Other real estate owned, net	214,262	(122,850)
Property and equipment expenditures, net	(488,141)	(90,875)
Purchase of securities available for sale	(44,208,937)	(34,837,500)
Proceeds from sales of securities available for sale	5,000,000	29,965,402
Proceeds from maturities and principal repayments of securities available for sale	609,083	5,414
Purchase of Federal Home Loan Bank stock	(243,200)	—
Investing activities of discontinued operations	—	(372,014)
Net cash provided (used) by investing activities	(39,212,984)	496,008

Cash flows from financing activities
Increase in deposits	49,079,337	24,774,275
Cash dividends	—	(444,024)
Decrease in note payable due on demand	(291,665)	(125,000)
Financing activities of discontinued operations	—	3,080,378
Net cash provided by financing activities	48,787,672	27,285,629

Net change in cash and cash equivalents	9,586,026	24,479,192

Cash and cash equivalents at beginning of period	55,419,717	57,361,935

Cash and cash equivalents at end of period	$65,005,743	$81,841,127

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three month period ended March 31, 2004 and 2003, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiary Pelican National Bank (“Pelican National”).  All references herein to Pelican Financial include the consolidated results of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Washtenaw Group  (“Washtenaw”) is included in the 2003 financial statements as a discontinued operation (See Note 3).

Segment Information:

Pelican Financial’s continuing operations include one primary segment, retail banking.  The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its five bank branches.  Pelican National’s primary revenues are comprised of net interest income from loans and investments, service charges on deposit accounts and gain on sales of loans.

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

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(160,424)	$2,931,028
Deduct: Stock-based compensation expense determined under fair value based method	3,443	9,054
Pro forma net income (loss)	$(163,867)	$2,921,974

Basic earnings (loss) per share as reported	$(0.04)	$0.66
Pro forma basic earnings (loss) per share	(0.04)	0.66

Diluted earnings (loss) per share	$(0.04)	$0.66
Pro forma diluted earnings (loss) per share	(0.04)	0.66

Due to the spin-off (see Note 3), options outstanding at December 31, 2003 included 10,735 options that were held by employees of Washtenaw.  These options were cancelled during the first quarter of 2004 and replaced with options on stock of The Washtenaw Group.  While employees and directors of Pelican Financial and Pelican National held the remaining options, the intrinsic value (market value per share, less option exercise price) of these options was significantly reduced by the effect of the spin-off.  As a result of the spin-off, the number and exercise price of these options was modified in January 2004 to restore the options to substantially the same intrinsic value as existed at the date of the spin-off.    Accordingly, the options outstanding at December 31, 2003 were replaced with 288,385 options at an exercise price of $3.45.  Since the options were modified to offset the effect of the spin-off on the stock price per share, no compensation expense has been recognized for the modification.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE 3 – SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial.  The consolidated statements of income and consolidated statements of cash flows, include the activity of Washtenaw as a discontinued operation during 2003.

During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw and no allocation of parent company expenses has been reflected in discontinued operations.

Following the distribution certain individuals continue to serve as officers of both Washtenaw and Pelican Financial.  Washtenaw pays their salaries and all other compensation, and Pelican Financial reimburses Washtenaw, as part of the transitional services agreement, for time spent on Pelican Financial matters.  Prior to 2004, Pelican did not reimburse Washtenaw for these services.  Beginning in 2004, officers and other employees providing services to both companies maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2004	December 31, 2003
Commercial, financial and agricultural	$1,711,756	$1,619,450
Commercial real estate	45,017,533	43,850,625
Residential real estate	41,212,366	45,056,027
Consumer loans	23,322,925	20,602,267
	111,264,580	111,128,369
Deduct allowance for loan losses	(1,445,272)	(1,330,112)

Loans receivable, net	$109,819,308	$109,798,257

Activity in the allowance for loan losses for the quarters ended March 31, are as follows:

	2004	2003

Balance at beginning of period	$1,330,112	$1,062,109
Provision for loan losses	75,000	80,000
Loans charged-off	—	(106,007)
Recoveries	40,160	10,141

Balance at end of period	$1,445,272	$1,046,243

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Basic earnings (loss) per share
Income (loss) from continuing operations	$(160,424)	$267,862
Income (loss) from discontinued operations	—	2,663,166
Net income (loss) applicable to common stock	(160,424)	2,931,028

Weighted average shares outstanding	4,488,351	4,440,241

Income (loss) from continuing operations per share	$(0.04)	$0.06
Income (loss) from discontinued operations per share	—	0.60
Basic earnings (loss) per share	$(0.04)	$0.66

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(160,424)	$267,862
Income (loss) from discontinued operations	—	2,663,166
Net income (loss) applicable to common stock	(160,424)	2,931,028

Weighted average shares outstanding	4,488,351	4,440,241
Dilutive effect of assumed exercise of stock options	—	20,431
Diluted average shares outstanding	4,488,351	4,460,672

Income (loss) from continuing operations per share	$(0.04)	$0.06
Income (loss) from discontinued operations per share	—	0.60
Diluted earnings (loss) per share	$(0.04)	$0.66

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

SPIN-OFF

On December 31, 2003, Pelican Financial distributed all of the outstanding shares of The Washtenaw Group, Inc. to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial.  Following the distribution certain individuals serve as officers of both Washtenaw and Pelican Financial.  Washtenaw pays their salaries and all other compensation, and Pelican Financial reimburses Washtenaw, as part of a Transitional Services Agreement, for time spent on Pelican Financial matters.  Prior to 2004, Pelican did not reimburse Washtenaw for these services.  Beginning in 2004, officers and other employees providing services to both companies maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

CRITICAL ACCOUNTING POLICIES

The accounting policy that has the greatest impact on the Pelican Financial’s financial condition and results of operations and that requires the most judgment relates to the accounting for the allowance for loan losses.  Pelican Financial’s accounting policy for the allowance for loan losses has not changed since December 31, 2003 and the accounting policy is described more fully in the annual report on Form 10-K for the year ended December 31, 2003.

EARNINGS PERFORMANCE

Pelican Financial reported a net loss from continuing operations of $160,000 for the quarter ended March 31, 2004 compared to net income of $268,000 for the quarter ended March 31, 2003.  Basic and diluted earnings per share from continuing operations was $0.04 loss per share compared to $0.06 earnings per share for the three months ended March 31, 2004 and 2003 respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.5 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively.  Net interest income decreased as a result of the decrease in the yield on interest-earning assets.  This was due to the payoff of high interest rate loans being replaced with lower yielding securities.  This was partially offset by a decrease in the cost of funds due to lower cost money market deposits replacing higher cost time deposits and other borrowings.  In addition, the custodial deposits from Washtenaw negatively impacted net interest margin.  While Pelican National was able to earn a positive spread and increase net interest income, the volatility in the balance of the accounts results in Pelican National investing these deposits primarily in federal funds sold.

Average Balance Sheet (dollars in thousands)

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the continuing operations of Pelican Financial.

	Three months ended March 31,
	2004			2003
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$36,206	$89	0.98%	$31,438	$100	1.27%
Securities	64,726	499	3.08	6,134	78	5.09
Loans held for sale	74	1	5.41	10,135	142	5.60
Loans receivable, net	111,218	1,999	7.19	115,616	2,275	7.87
Total interest-earning assets	212,224	2,588	4.88	163,323	2,595	6.36
Non-earning assets	11,855			24,248
Total assets	$224,079			$187,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,699	3	0.71	$1,433	3	0.84
Money market accounts	79,682	429	2.15	7,719	34	1.76
Savings deposits	9,841	34	1.38	12,868	58	1.80
Time deposits	38,103	410	4.30	48,546	490	4.04
Other borrowings	12,000	163	5.43	18,720	265	5.66
Total interest-bearing liabilities	141,325	1,039	2.94	89,286	850	3.81
Noninterest-bearing liabilities	65,957			83,671
Stockholders’ equity	16,797			14,614
Total liabilities and stockholders’ equity	$224,079			$187,571
Interest rate spread			1.94%			2.55
Net interest income and net interest margin		$1,549	2.92%		$1,745	4.27

Net interest income represents the excess of income on interest-earning assets over interest expense on interest bearing liabilities.  The principal interest-earning assets are federal funds sold, investment securities and loans receivable.  Interest-bearing liabilities primarily consist of FHLB borrowings, time deposits, interest-bearing checking accounts (NOW accounts), savings, deposits and money market accounts.  Funds attracted by these interest-bearing liabilities are invested in interest-earning assets.  Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest bearing liabilities and the interest rates earned or paid on them.

Noninterest Income

Noninterest income for the three months ended March 31, 2004 was $101,000 compared to $186,000 for the same period in 2003, a decrease of $85,000 or 46%.  This decrease was primarily due to the decrease in gain on sale of securities of approximately $69,000; the decrease in gain on sale of loans of $15,000 and the $22,000 decrease in service charges on deposit accounts.  This was offset by the increase in the net gain on foreclosed assets and other income of $21,000 that was the result of a gain on the sale of real estate owned.  The decrease in the gain on sale of securities resulted from the reduction in the sale of securities for liquidity purposes.  The decrease in gain on sales loans, net resulted from the reduction in the sales of marine loans during 2004.  The decrease in service charges on deposit accounts resulted from a reduction in insufficient fund charges on checking accounts.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2004 was $1.8 million, compared to $1.4 million for the same period in 2003, an increase of approximately $400,000 or 29%. The increase is primarily related to the cost of employee compensation and benefits that increased $191,000; occupancy and equipment that increased $48,000; accounting and auditing that increased $39,000 and other expenses that increased $101,000. The increases were due primarily to the increase in number of employees and branches.  These employees were to staff the new branch in

Fort Myers, Florida and existing branches as well as to increase the loan sales and operations staff.  The accounting and auditing increase was due to additional internal audit work performed as a result of the growth of the bank and external audit services provided related to the spin-off of Washtenaw.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At March 31, 2004, total assets of Pelican Financial equaled $270.7 million compared to $221.5 million at December 31, 2003, an increase of $49.2 million or 22%. The increase is primarily due to the increase in cash and cash equivalents and securities available for sale.

Cash and Cash Equivalents

Cash and cash equivalents were $65.0 million at March 31, 2004 compared to $55.4 million at December 31, 2003.  The increase of $9.6 million or 17% was primarily the result of a $26.4 million increase in deposits attributed to Washtenaw maintaining all of the investor accounts related to its servicing portfolio at Pelican National and an increase in money market account deposits resulting from a program Pelican National Bank began offering in August, 2003 that has raised the amount of core deposits at Pelican National.  The balances at December 31, 2003 increased as loan payoffs from Washtenaw’s servicing portfolio decreased.  Due to the fluctuation in balances of these accounts, Pelican National typically invested the deposits in interest-bearing deposits and federal funds sold.  These increases were partially offset by the use of cash to purchase securities available for sale.

Investment Securities

Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At March 31, 2004 and at December 31, 2003, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At March 31, 2004, the market value of Pelican National’s investment portfolio totaled $90.0 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	(dollars in thousands)
	At March 31, 2004	At December 31, 2003
U. S. Government agency	$46,971	$25,403
Mortgage-backed securities	41,828	24,327
Federal Reserve Bank and Federal Home Loan Bank Stock	1,192	949
Total investment securities	$89,991	$50,679

Loans Receivable

Total loans receivable were $109.8 million at March 31, 2004 and December 31, 2003.  The consistent balance is the result of new loan production being offset by loan payoffs and principal reductions.  New loan production for the three months ended March 31, 2004 was $12.1 million.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table excludes mortgage loans held for sale.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$40,930	36.92%	$44,094	39.83%
Commercial and industrial real estate	42,977	38.76	43,151	38.98
Construction	1,915	1.73	1,327	1.19
Total real estate loans	85,822	77.41	88,572	80.00
Other loans:
Business, commercial	1,712	1.55	1,534	1.39
Automobile	437	0.39	478	0.43
Boat	16,780	15.14	14,578	13.17
Other consumer	6,105	5.51	5,546	5.01
Total other loans	25,034	22.59	22,136	20.00
Total gross loans	110,856	100.00%	110,708	100.00%

Unearned fees, premiums and discounts, net	408		420
Allowance for loan losses	(1,445)		(1,330)

Total Loans net	$109,819		$109,798

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

	At March 31,		At December 31,
	2004	2003	2003
	(Dollars in thousands)
Nonaccrual loans	$557	$1,452	$455
Loans past due 90 days or more but not on nonaccrual	735	—	—
Total nonperforming loans	1,292	1,452	455

Other real estate owned	119	199	333
Total nonperforming assets	$1,411	$1,651	$788

Total nonperforming assets to total assets	0.52%	1.54%	0.36%
Allowance for loan losses to nonperforming loans	111.84%	72.04%	292.31%
Nonperforming loans to total assets	0.48%	0.35%	0.21%

Provision and Allowance for Loan Losses

The allowance for loan losses as of March 31, 2004 was $1.4 million, or 1.30% of total portfolio loans, compared to $1.3 million, or 1.20% of total loans at December 31, 2003. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar un-graded loans.

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

During the three months ended March 31, 2004 the allowance for loan losses increased by $115,000.  The increase in the allowance was deemed necessary due to an increase in non-performing loans, loans on the banks “watch list” and an increase in the allowance allocation on the marine lending portfolio and second mortgage loans.  Net recoveries for the three months ended March 31, 2004 totaled $40,160 as compared to charge-offs of $95,866 for the same period in 2003.

LIABILITIES

At March 31, 2004, the total liabilities of Pelican Financial were $253.6 million as compared to $204.6 million at December 31, 2003, an increase of $49.0 million or 24%. This increase was primarily due to an increase in deposits.

Deposits

Total deposits were $241.0 million at March 31, 2004 compared to $191.9 million at December 31, 2003, representing an increase of $49.1 million or 26%.  The increase was the result of a focus on developing new deposit relationships with customers.  This was achieved by maintaining the yield paid on its money market account to one of the highest in the local market area.  This resulted in an increase in core deposits of approximately $24 million.  Also, Washtenaw’s deposits attributable to its servicing portfolio increased by approximately $26 million due to increase d loan payoffs.  The loan payoffs are remitted to Washtenaw’s investors within five business days in the subsequent month.  This was offset by a reduction of approximately $2 million in certificate of deposits obtained from brokers and the Internet.  Pelican National is attempting to reduce the reliance on this source of funds in the future and currently is allowing all certificates of deposits obtained in this manner to mature without replacing the funds.  At March 31, 2004, there were $8.1 million in deposits obtained from brokers and the Internet.

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

Pelican Financial’s source of funds is dividends paid by Pelican National.  Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales of securities, calls of available for sale securities and Federal Home Loan Bank borrowings.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At March 31, 2004, Pelican National had a liquidity ratio of 60%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its’ total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations.

Capital Resources

The Board of Governors of the Federal Reserve System’s (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at March 31, 2004 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at March 31, 2004 and December 31, 2003, respectively:

	March 31, 2004		December 31, 2003		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized
Total Equity Capital to risk-weighted assets	13.17%	14.84%	13.66%	15.50%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	11.98%	13.66%	12.51%	14.36%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	6.49%	7.42%	7.20%	7.96%	4.00%	5.00%

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K.  Management believes that there has been no material change in Pelican Financial’s asset/liability position or the market value of Pelican Financial’s portfolio since December 31, 2003.

Item 4:  Controls and Procedures

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, there has been no such change during the quarter covered by this report.

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

(b) Reports on Form 8-K

February 27, 2004 to announce financial results of quarter and year ended December 31, 2003

Pelican Financial, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: May 13, 2004	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)