Form 10-Q
period 2004-06-30
PELICAN FINANCIAL INC
filed 2004-08-13
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of July 31, 2004

Common stock, $0.01 Par value	4,488,351 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,366,929	$6,354,416
Interest-bearing deposits	3,514,574	45,639,288
Federal funds sold	27,436,120	3,426,013
Total cash and cash equivalents	38,317,623	55,419,717
Securities available for sale	107,434,443	49,729,994
Federal Reserve & Federal Home Loan Bank Stock	1,192,200	949,000
Loans held for sale	—	141,200
Loans receivable, net	105,180,322	109,798,257
Other real estate owned	—	332,857
Premises and equipment, net	3,479,880	2,658,018
Other assets	3,175,562	2,486,592

	$258,780,030	$221,515,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$72,475,879	$74,004,969
Interest-bearing	158,041,948	117,907,625
Total deposits	230,517,827	191,912,594
Note payable	—	291,665
Federal Home Loan Bank borrowings	12,000,000	12,000,000
Other liabilities	316,829	421,088
Total liabilities	242,834,656	204,625,347

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,488,351 outstanding at June 30, 2004 and December 31, 2003	44,884	44,884
Additional paid in capital	15,568,593	15,568,593
Retained earnings	951,905	1,183,546
Accumulated other comprehensive income (loss), net of tax	(620,008)	93,265
Total shareholders’ equity	15,945,374	16,890,288

	$258,780,030	$221,515,635

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$1,902,121	$2,468,711	$3,901,826	$4,885,101
Investment securities, taxable	771,950	125,779	1,271,182	204,261
Federal funds sold and overnight accounts	82,288	145,002	171,828	245,017
Total interest income	2,756,359	2,739,492	5,344,836	5,334,379
Interest expense
Deposits	990,771	548,019	1,867,230	1,132,734
Other borrowings	162,814	267,374	325,856	533,044
Total interest expense	1,153,585	815,393	2,193,086	1,665,778
Net interest income	1,602,774	1,924,099	3,151,750	3,668,601
Provision for loan losses	—	290,000	75,000	370,000
Net interest income after provision for loan losses	1,602,774	1,634,099	3,076,750	3,298,601
Noninterest income
Gain on sales of securities, net	529	57,708	2,859	129,360
Service charges on deposit accounts	35,961	47,615	66,490	100,209
Gain on sale of loans, net	10,117	46,427	19,758	70,804
Net gain on foreclosed assets and other income	10,425	23,041	69,395	60,522
Total noninterest income	57,032	174,791	158,502	360,895
Noninterest expense
Compensation and employee benefits	929,236	1,136,682	1,866,910	1,883,490
Occupancy and equipment	316,393	252,735	587,199	475,765
Legal	57,825	157,507	107,450	202,359
Accounting and auditing	31,028	34,500	91,150	65,944
Data processing	43,430	28,506	91,632	57,667
Marketing and advertising	25,452	37,503	57,605	90,857
Loan and other real estate owned	78,360	176,313	201,639	306,499
Other noninterest expense	284,895	215,212	581,359	400,885
Total noninterest expense	1,766,619	2,038,958	3,584,944	3,483,466
Income (loss) from continuing operations before income taxes	(106,813)	(230,068)	(349,692)	176,030
Income tax expense (benefit)	(35,596)	(77,457)	(118,051)	60,779
Income (loss) from continuing operations	$(71,217)	$(152,611)	$(231,641)	$115,251
Discontinued operations:
Income from operations of discontinued mortgage subsidiary	—	5,198,287	—	9,239,406
Income tax	—	1,788,555	—	3,166,508
Income from discontinued operations	—	3,409,732	—	6,072,898
Net income (loss)	$(71,217)	$3,257,121	$(231,641)	$6,188,149
Basic earnings (loss) per share from continuing operations	$(0.02)	$(0.03)	$(0.05)	$0.03
Diluted earnings (loss) per share from continuing operations	(0.02)	(0.03)	(0.05)	0.03

Per share effect of discontinued operations	—	0.76	—	1.36
Basic earnings (loss) per share	$(0.02)	$0.73	$(0.05)	$1.39
Diluted earnings (loss) per share	$(0.02)	$0.73	$(0.05)	$1.39
Comprehensive income	$(1,141,236)	$3,394,568	$(944,914)	$6,179,632

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

	2004	2003
Cash flows from operating activities
Net cash provided (used) by operating activities of continuing operations	$(86,197)	$18,576,632
Net cash (used) by operating activities of discontinued operations	—	(77,794,332)
Net cash provided (used) by operating activities	$(86,197)	$(59,217,700)

Cash flows from investing activities
Loan originations, net	4,542,935	(59,449)
Sale of real estate owned	332,857
Property and equipment expenditures, net	(944,768)	(198,427)
Purchase of securities available for sale	(75,973,646)	(44,775,000)
Proceeds from sales of securities available for sale	13,000,000	42,457,589
Proceeds from maturities and principal repayments of securities available for sale	3,956,357	10,127
Purchase and redemption of Federal Home Loan Bank stock	(243,200)	100,000
Investing activities of discontinued operations	—	15,678,454
Net cash provided (used) by investing activities	(55,329,465)	13,213,294

Cash flows from financing activities
Increase in deposits	38,605,233	43,252,505
Cash dividends	—	(888,131)
Decrease in note payable due on demand	(291,665)	(250,000)
Proceeds from exercise of stock options		6,233
Financing activities of discontinued operations	—	66,024,053
Net cash provided by financing activities	38,313,568	108,144,660
Net change in cash and cash equivalents	(17,102,094)	62,140,254
Cash and cash equivalents at beginning of period	55,419,717	57,361,935
Cash and cash equivalents at end of period	$38,317,623	$119,502,189

Non-cash investing activities
Decrease in real estate owned, net	—	(920,236)

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2004 and 2003, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiary Pelican National Bank (“Pelican National”).  All references herein to Pelican Financial include the consolidated results of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Washtenaw Group (“Washtenaw”) is included in the 2003 financial statements as a discontinued operation (See Note 3).

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

	Three Months Ended June 30,
	2004	2003
Net income (loss) as reported	$(71,217)	$3,257,121
Stock-based compensation expense (benefit), net of forfeitures, using fair value method	3,825	(9,778)
Pro forma net income (loss)	$(75,042)	$3,266,899

Basic earnings (loss) per share as reported	$(0.02)	$0.73
Pro forma basic earnings (loss) per share	(0.02)	0.74

Diluted earnings (loss) per share	$(0.02)	$0.73
Pro forma diluted earnings (loss) per share	(0.02)	0.73

	Six Months Ended June 30,
	2004	2003
Net income (loss) as reported	$(231,641)	$6,188,149
Stock-based compensation expense (benefit), net of forfeitures, using fair value method	7,268	(724)
Pro forma net income (loss)	$(238,909)	$6,188,873

Basic earnings (loss) per share as reported	$(0.05)	$1.39
Pro forma basic earnings (loss) per share	(0.05)	1.39

Diluted earnings (loss) per share	$(0.05)	$1.39
Pro forma diluted earnings (loss) per share	(0.05)	1.39

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Pelican Financial’s Form 10-K.

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

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2004	December 31, 2003
Commercial, financial and agricultural	$1,972,615	$1,619,450
Commercial real estate	40,713,052	43,850,625
Residential real estate	39,515,954	45,056,027
Consumer loans	24,206,754	20,602,267
	106,408,375	111,128,369
Deduct allowance for loan losses	(1,228,053)	(1,330,112)

Loans receivable, net	$105,180,322	$109,798,257

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2004	2003

Balance at beginning of period	$1,445,272	$1,046,243
Provision for loan losses	—	290,000
Loans charged-off	(242,143)	(208,106)
Recoveries	24,924	—

Balance at end of period	$1,228,053	$1,128,137

Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2004	2003

Balance at beginning of period	$1,330,112	$1,062,109
Provision for loan losses	75,000	370,000
Loans charged-off	(242,143)	(314,110)
Recoveries	65,084	10,138

Balance at end of period	$1,228,053	$1,128,137

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Basic earnings (loss) per share
Loss from continuing operations	$(71,217)	$(152,611)
Income from discontinued operations	—	3,409,732
Net income (loss) applicable to common stock	(71,217)	3,257,121

Weighted average shares outstanding	4,488,351	4,440,930

Loss from continuing operations per share	$(0.02)	$(0.03)
Income from discontinued operations per share	—	0.76
Basic earnings (loss) per share	$(0.02)	$0.73

Diluted earnings (loss) per share
Loss from continuing operations	$(71,217)	$(152,611)
Income from discontinued operations	—	3,409,732
Net income (loss) applicable to common stock	(71,217)	3,257,121

Weighted average shares outstanding	4,488,351	4,440,930
Dilutive effect of assumed exercise of stock options	—	37,560
Diluted average shares outstanding	4,488,351	4,478,490

Loss from continuing operations per share	$(0.02)	$(0.03)
Income from discontinued operations per share	—	0.76
Diluted earnings (loss) per share	$(0.02)	$0.73

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Basic earnings (loss) per share
Income (loss) from continuing operations	$(231,641)	$115,251
Income from discontinued operations	—	6,072,898
Net income (loss) applicable to common stock	(231,641)	6,188,149

Weighted average shares outstanding	4,488,351	4,440,560

Income (loss) from continuing operations per share	$(0.05)	$0.03
Income from discontinued operations per share	—	1.36
Basic earnings (loss) per share	$(0.05)	$1.39

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(231,641)	$115,251
Income from discontinued operations	—	6,072,898
Net income (loss) applicable to common stock	(231,641)	6,188,149

Weighted average shares outstanding	4,488,351	4,440,560
Dilutive effect of assumed exercise of stock options	—	22,968
Diluted average shares outstanding	4,488,351	4,463,528

Income (loss) from continuing operations per share	$(0.05)	$0.03
Income from discontinued operations per share	—	1.36
Diluted earnings (loss) per share	$(0.05)	$1.39

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

OVERVIEW

Pelican Financial currently serves as the holding company of Pelican National and until the distribution on December 31, 2003, Washtenaw Mortgage Company.  Pelican National business activities involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Naples, Fort Myers (two), Bonita Springs and San Carlos, Florida.  A sixth branch in Cape Coral is scheduled to open in July, 2004.

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

The earnings performance of the continuing operations of Pelican Financial is a concern to management.  Management is attempting to improve this by a variety of factors including liquidity management, cross selling of products and managing operating expenses.  Pelican National achieved a small operating profit during the quarter ended June 30, 2004 which was offset by various holding company expenses resulting in an overall net loss.

Management is also focusing on increasing core deposits to allow the opportunity to cross sell other products and services.  As part of this objective, Pelican National has aggressively marketed a money market deposit account in its local markets.  The account pays an interest rate higher than the majority of the local competitors.

EARNINGS PERFORMANCE

Pelican Financial reported a net loss from continuing operations of $71,000 for the quarter ended June 30, 2004 compared to a net loss of $152,000 for the quarter ended June 30, 2003.  Basic and diluted earnings per share from continuing operations was $0.02 and $0.03 loss per share for the three months ended June 30, 2004 and 2003 respectively.

For the six months ended June 30, 2004 Pelican Financial reported a net loss from continuing operations of $232,000 compared to net income of $115,000 for the same period in 2003.  Basic and diluted earnings per share were a loss of $0.05 for the six months ended June 30, 2004 compared to earnings of $0.03 for the six months ended June 30, 2003.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.6 million and $1.9 million for the three months ended June 30, 2004 and 2003, respectively.  For the six months ended June 30, 2004 and 2003 net interest income was $3.2 million and $3.7 million respectively.  Net interest income decreased primarily as a result of the decrease in the yield on interest-earning assets.  This was due to the payoff of high interest rate loans being replaced with lower yielding loans and investment securities.  This was partially offset by a decrease in the cost of funds due to lower cost money market deposits replacing higher cost time deposits and other borrowings.  In addition, the custodial deposits from Washtenaw negatively impacted net interest margin.  While Pelican National was able to earn a positive spread, the volatility in the balance of the accounts results in Pelican National investing the Washtenaw deposits primarily in federal funds sold and investment securities.  The increase in the federal funds sold rate by the Federal Reserve Board is expected to improve the yield earned by Pelican National and improve net interest margin.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.

	Three months ended June 30,
	2004			2003
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$32,906	$82	1.00%	$46,383	$145	1.25%
Securities	103,454	772	2.98	9,760	126	5.16
Loans held for sale	—	—	—	17,817	240	5.39
Loans receivable	108,366	1,902	7.02	108,848	2,228	8.19
Total interest-earning assets	244,726	2,756	4.50	182,208	2,739	5.99
Non-earning assets	13,561			31,327
Total assets	$258,287			$214,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,342	3	0.89	$1,494	3	0.80
Money market accounts	104,062	553	2.13	13,406	48	1.43
Savings deposits	8,714	30	1.38	12,840	44	1.37
Time deposits	37,198	405	4.36	47,809	453	3.79
Other borrowings	12,000	163	5.43	18,594	267	5.74
Total interest-bearing liabilities	163,316	1,154	2.83	94,143	815	3.46
Noninterest-bearing liabilities	78,812			103,544
Stockholders’ equity	16,159			16,448
Total liabilities and stockholders’ equity	$258,287			$214,135
Interest rate spread			1.67%			2.53%
Net interest income and net interest margin		$1,602	2.62%		$1,924	4.21%

	Six months ended June 30,
	2004			2003
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$34,556	$171	0.99%	$38,952	$245	1.26%
Securities	84,251	1,272	3.02	7,957	204	5.13
Loans held for sale	78	2	5.13	13,997	382	5.46
Loans receivable	109,751	3,900	7.11	112,213	4,503	8.03
Total interest-earning assets	228,636	5,345	4.68	173,119	5,334	6.16
Non-earning assets	11,897			26,376
Total assets	$240,533			$199,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,521	6	0.81	$1,463	7	0.89
Money market accounts	91,902	982	2.14	10,579	81	1.53
Savings deposits	9,280	64	1.37	12,854	102	1.59
Time deposits	37,650	815	4.33	48,176	943	3.92
Other borrowings	12,000	326	5.43	18,657	533	5.71
Total interest-bearing liabilities	152,353	2,193	2.88	91,729	1,666	3.63
Noninterest-bearing liabilities	71,702			92,472
Stockholders’ equity	16,478			15,294
Total liabilities and stockholders’ equity	$240,533			$199,495
Interest rate spread			1.80			2.53
Net interest income and net interest Margin		$3,152	2.76%		$3,668	4.24%

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

Noninterest Income

Noninterest income for the three months ended June 30, 2004 was $57,000 compared to $175,000 for the same period in 2003, a decrease of $118,000 or 67%.  This decrease was primarily due to the decrease in gain on sale of securities of approximately $57,000; the decrease in gain on sale of loans of $36,000; the $12,000 decrease in service charges on deposit accounts and the decrease in the net gain on foreclosed assets and other income of $13,000.  The decrease in the gain on sale of securities resulted from the reduction in the sale of securities for liquidity purposes.  The decrease in gain on sales loans, net resulted from the reduction in the origination and sale of loans during 2004.  The decrease in service charges on deposit accounts resulted from a reduction in insufficient fund charges on checking accounts.

For the six months ended June 30 2004, noninterest income was $159,000 compared to $361,000 for the same period in 2003.  The decrease of $202,000, or 56%, was primarily the result of fluctuations in operations as described above.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2004 was $1.8 million, compared to $2.0 million for the same period in 2003, a decrease of approximately $200,000 or 10%. The decrease is primarily related to the cost of employee compensation and benefits that decreased $207,000; legal expenses that decreased $100,000 and loan and other real estate owned that decreased $98,000.  The decrease in employee compensation was the result a $300,000 severance payment in 2003 offset by the costs of additional staff for the new branch in Fort Myers, Florida and existing branches as well as to increase the loan sales and operations staff.   Legal expenses decreased due to work performed as a result of the services provided related to the spin-off of Washtenaw during 2003.  The decreases were offset by occupancy and equipment expense that increased $64,000 and other expense that increased $70,000. The increases were due primarily to the increase in number of employees and branches.

For the six months ended June 30, 2004, noninterest expense was $3.6 million compared to $3.5 million for the same period in 2003.  The increase of $101,000 or 3% was also attributable to the aforementioned expenses.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At June 30, 2004, total assets of Pelican Financial equaled $258.8 million compared to $221.5 million at December 31, 2003, an increase of $37.3 million or 17%. The increase is primarily due to the increase in securities available for sale offset by the decrease in cash and cash equivalents and loans receivable.

Investment Securities

Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At June 30, 2004 and at December 31, 2003, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At June 30, 2004, the market value of Pelican National’s investment portfolio totaled $108.6 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	(dollars in thousands)
	At June 30, 2004	At December 31, 2003
U. S. Government agency	$66,850	$25,403
Mortgage-backed securities	40,585	24,327
Federal Reserve Bank and Federal Home Loan Bank Stock	1,192	949
Total investment securities	$108,627	$50,679

The increase in securities available for sale is the result of managements’ attempt to maximize the yield earned on the additional deposits at Pelican National.  Management is using the investment portfolio as an alternative to investing in loans receivable due to new loan originations trailing deposit growth.

Cash and Cash Equivalents

Cash and cash equivalents were $38.3 million at June 30, 2004 compared to $55.4 million at December 31, 2003.  The decrease of $17.1 million or 31% was primarily the result of a $5.1 million decrease in deposits attributed to Washtenaw maintaining all of the investor accounts related to its servicing portfolio at Pelican National and a larger percentage of these deposits being invested in investment securities.  This was offset by an increase in money market account deposits resulting from a program Pelican National Bank began offering in August, 2003 that has raised the amount of core deposits at Pelican National.  The balances at December 31, 2003 increased as loan payoffs from Washtenaw’s servicing portfolio decreased.  Due to the fluctuation in balances of these accounts, Pelican National typically invested a substantial portion of the deposits in interest-bearing deposits and federal funds sold.  These increases were partially offset by the use of cash to purchase securities available for sale.

Loans Receivable

Total loans receivable were $105.2 million at June 30, 2004 compared to $109.8 million at December 31, 2003.  The slight decrease in balance is the result of new loan production being offset by loan payoffs and principal reductions.

New loan production for the three and six months ended June 30, 2004 was $16.2 million and $28.3 million, respectively.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans held for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$39,245	36.99%	$44,094	39.83%
Commercial and industrial real estate	39,272	37.01	43,151	38.98
Construction	1,400	1.32	1,327	1.19
Total real estate loans	79,917	75.32	88,572	80.00
Other loans:
Business, commercial	1,973	1.86	1,534	1.39
Automobile	415	0.39	478	0.43
Boat	17,538	16.53	14,578	13.17
Other consumer	6,253	5.90	5,546	5.01
Total other loans	26,179	24.68	22,136	20.00
Total gross loans	106,096	100.00%	110,708	100.00%

Unearned fees, premiums and discounts, net	312		420
Allowance for loan losses	(1,228)		(1,330)

Total Loans net	$105,180		$109,798

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

	At June 30,		At December 31,
	2004	2003	2003
	(Dollars in thousands)
Nonaccrual loans	$219	$871	$455
Loans past due 90 days or more but not on nonaccrual	—	88	—
Total nonperforming loans	219	959	455

Other real estate owned	—	996	333
Total nonperforming assets	$219	$1,955	$788

Total nonperforming assets to total assets	0.08%	1.54%	0.36%
Allowance for loan losses to nonperforming loans	560.73%	117.62%	292.31%
Nonperforming loans to total assets	0.08%	0.41%	0.21%

Provision and Allowance for Loan Losses

The allowance for loan losses as of June 30, 2004 was $1.2 million, or 1.15% of total portfolio loans, compared to $1.3 million, or 1.20% of total loans at December 31, 2003. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar un-graded loans.

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

During the three and six months ended June 30, 2004 the allowance for loan losses decreased by $217,000 and $102,000.  This was due to the reduction in the provision for loan losses and the charge-offs of several impaired loans.  The decrease in the allowance was deemed appropriate due to a decrease in loans on the banks “criticized asset report” and a decrease in overall loan portfolio.

Criticized assets decreased from $10.6 million at March 31, 2004 to $8.3 million at June 30, 2004.  These loans represent loans with one or more underwriting deficiencies as identified by bank management or the bank’s regulatory agency.  Management is in the process of corrective actions on the criticized loans in an effort to improve the rating on the criticized assets.  Criticized assets may or may not be delinquent.

LIABILITIES

At June 30, 2004, the total liabilities of Pelican Financial were $242.8 million as compared to $204.6 million at December 31, 2003, an increase of $38.2 million or 19%. This increase was primarily due to an increase in deposits.

Deposits

Total deposits were $230.5 million at June 30, 2004 compared to $191.9 million at December 31, 2003, representing an increase of $38.6 million or 20%.  The increase was the result of a focus on developing new deposit relationships with customers.  This was achieved by maintaining the yield paid on its money market account to one of the highest in the local market area.  This resulted in an increase in core deposits of $44.7 million.  This was offset by a decrease in Washtenaw’s deposits attributable to its servicing portfolio by $5.1 million, from $63.5 million at December 31, 2003 to $58.4 million at June 30, 2004, due to decreased loan payoffs.  The loan payoffs are remitted to Washtenaw’s investors within five business days in the subsequent month.  This was further offset by a reduction of approximately $2 million in certificate of deposits obtained from brokers and the Internet.  Pelican National is attempting to reduce the reliance on this source of funds in the future and currently is allowing all certificates of deposits obtained in this manner to mature without replacing the funds.  At June 30, 2004, there were $7.9 million in deposits obtained from brokers and the Internet.

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

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At June 30, 2004, Pelican National had a liquidity ratio of 60%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its’ total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations

Capital Resources

The Board of Governors of the Federal Reserve System’s (FRB) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at June 30, 2004 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at June 30, 2004 and December 31, 2003, respectively:

	June 30, 2004		December 31, 2003		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized
Total Equity Capital to risk-weighted assets	14.29%	15.10%	13.66%	15.50%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	13.24%	14.06%	12.51%	14.36%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	6.03%	6.45%	7.20%	7.96%	4.00%	5.00%

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, the only changes identified were the resignation from Pelican National of the chief financial officer in April 2004.  His duties were reassigned to the other members of senior management.  Also, president announced his retirement effective in September 2004.  In August 2004, Pelican National appointed a new president.

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

Part II. Other Information

Item 1.   Legal Proceedings

There have been no material changes to the pending legal proceedings to which Pelican Financial is a party since the filing of the registrant’s Form 10-K.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

Pelican Financial held its 2004 Annual Meeting of Shareholders on April 22, 2004.  The following directors were elected at the annual meeting to serve a three year term.

	For	Against	Abstentions
Robert C. Huffman	3,784,166	101,462	0
Howard M. Nathan	3,784,166	101,462	0
Scott D. Miller	3,784,166	37,462	0

A vote was taken to ratify the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2004.  The appointment was approved by the following votes:  3,868,584 for, 3,862 against, and 24,797 abstained.

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

April 23, 2004 to announce financial results of quarter ended March 31, 2004.

Pelican Financial, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: August 13, 2004	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)