Form 10-Q
period 2004-09-30
PELICAN FINANCIAL INC
filed 2004-11-12
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

Common Stock Outstanding as of October 31, 2004

Common stock, $0.01 Par value                                                      4,490,158 Shares

PELICAN FINANCIAL, INC.
Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$7,814,919	$6,354,416
Interest-bearing deposits	—	45,639,288
Federal funds sold	80,879,303	3,426,013
Total cash and cash equivalents	88,694,222	55,419,717
Securities available for sale	58,246,626	49,729,994
Federal Reserve & Federal Home Loan Bank Stock	1,192,200	949,000
Loans held for sale	—	141,200
Loans receivable, net	104,763,310	109,798,257
Other real estate owned	—	332,857
Premises and equipment, net	3,648,170	2,658,018
Other assets	2,339,341	2,486,592

	$258,883,869	$221,515,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$66,003,472	$74,004,969
Interest-bearing	163,914,319	117,907,625
Total deposits	229,917,791	191,912,594
Note payable	—	291,665
Federal Home Loan Bank borrowings	12,000,000	12,000,000
Other liabilities	328,918	421,088
Total liabilities	242,246,709	204,625,347

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,490,158 and 4,488,351 outstanding at September 30, 2004 and December 31, 2003	44,902	44,884
Additional paid in capital	15,574,809	15,568,593
Retained earnings	1,107,719	1,183,546
Accumulated other comprehensive income (loss), net of tax	(90,270)	93,265
Total shareholders’ equity	16,637,160	16,890,288

	$258,883,869	$221,515,635

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$1,810,314	$2,192,205	$5,712,140	$7,077,306
Investment securities, taxable	853,184	80,333	2,124,366	284,594
Federal funds sold and overnight accounts	82,480	152,285	254,308	397,302
Total interest income	2,745,978	2,424,823	8,090,814	7,759,202
Interest expense
Deposits	1,016,584	574,782	2,883,814	1,707,516
Other borrowings	164,603	267,825	490,459	800,869
Total interest expense	1,181,187	842,607	3,374,273	2,508,385
Net interest income	1,564,791	1,582,216	4,716,541	5,250,817
Provision for loan losses	(300,000)	518,000	(225,000)	888,000
Net interest income after provision for loan losses	1,864,791	1,064,216	4,941,541	4,362,817
Noninterest income
Gain on sales of securities, net	310,456	—	313,315	129,360
Service charges on deposit accounts	52,303	40,950	118,793	141,159
Gain on sale of loans, net	4,587	21,240	24,345	92,044
Net gain (loss) on foreclosed assets and other income	36,262	(43,968)	105,657	16,554
Total noninterest income	403,608	18,222	562,110	379,117
Noninterest expense
Compensation and employee benefits	1,032,321	834,957	2,899,231	2,718,447
Occupancy and equipment	352,557	254,809	939,756	730,574
Legal	67,886	86,368	175,336	288,727
Accounting and auditing	52,620	51,234	143,770	116,178
Data processing	69,669	30,511	161,301	88,178
Marketing and advertising	22,652	27,266	80,257	118,123
Loan and other real estate owned	70,590	53,861	272,229	360,360
Other noninterest expense	363,442	303,885	944,801	705,770
Total noninterest expense	2,031,737	1,642,891	5,616,681	5,126,357
Income (loss) from continuing operations before income taxes	236,662	(560,453)	(113,030)	(384,423)
Income tax expense (benefit)	80,848	(190,175)	(37,203)	(129,396)
Income (loss) from continuing operations	$155,814	$(370,278)	$(75,827)	$(255,027)
Discontinued operations:
Income from operations of discontinued mortgage subsidiary	—	5,660,786	—	14,900,192
Income tax	—	1,916,412	—	5,082,920
Income from discontinued operations	—	3,744,374	—	9,817,272
Net income (loss)	$155,814	$3,374,096	$(75,827)	$9,562,245
Basic earnings (loss) per share from continuing operations	$0.03	$(0.08)	$(0.02)	$(0.06)
Basic earnings per share from discontinued operations	—	0.84	—	2.21
Basic earnings (loss) per share	$0.03	$0.76	$(0.02)	$2.15

Diluted earnings (loss) per share from continuing operations	$0.03	$(0.08)	$(0.02)	$(0.06)
Diluted earnings per share from discontinued operations	—	0.83	—	2.19
Diluted earnings (loss) per share	$0.03	$0.75	$(0.02)	$2.13

Comprehensive income (loss)	$685,552	$3,203,071	$(259,362)	$9,372,055

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.
Consolidated Statements of Cash Flows (Unaudited)

	2004	2003
Cash flows from operating activities
Net cash provided by operating activities of continuing operations	$260,248	$19,206,253
Net cash by operating activities of discontinued operations	—	13,043,714
Net cash provided by operating activities	$260,248	$32,249,967

Cash flows from investing activities
Loan originations, net	5,259,947	(5,953,240)
Sale of real estate owned	321,396	122,475
Property and equipment expenditures, net	(1,217,456)	(293,577)
Purchase of securities available for sale	(86,897,656)	(44,775,000)
Proceeds from sales of securities available for sale	70,867,375	42,457,589
Proceeds from maturities and principal repayments of securities available for sale	7,204,085	14,795
Purchase and redemption of Federal Home Loan Bank Stock	(243,200)	100,000
Investing activities of discontinued operations	—	22,130,000
Net cash provided (used) by investing activities	(4,705,509)	13,803,042

Cash flows from financing activities
Increase in deposits	38,005,197	16,013,841
Cash dividends	—	(1,334,454)
Decrease in note payable due on demand	(291,665)	(375,000)
Proceeds from exercise of stock options	6,234	108,666
Financing activities of discontinued operations	—	(30,135,534)
Net cash provided (used) by financing activities	37,719,766	(15,722,481)

Net change in cash and cash equivalents	33,274,505	30,330,528

Cash and cash equivalents at beginning of period	55,419,717	57,361,935

Cash and cash equivalents at end of period	$88,694,222	$87,692,463

Non-cash investing activities
Increase in real estate owned, net	—	1,116,347

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2004 and 2003, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiary Pelican National Bank (“Pelican National”).  All references herein to Pelican Financial include the consolidated results of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Washtenaw Group, Inc.  (“Washtenaw”) is included in the 2003 financial statements as a discontinued operation (See Note 3).

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

	Three Months Ended September 30,
	2004	2003
Net income as reported	$155,814	$3,374,096
Stock-based compensation expense, net of forfeitures, using fair value method	6,764	9,054
Pro forma net income	$149,050	$3,365,042

Basic earnings per share as reported	$0.03	$0.76
Pro forma basic earnings per share	0.03	0.75

Diluted earnings (loss) per share	$0.03	$0.75
Pro forma diluted earnings (loss) per share	0.03	0.75

	Nine Months Ended September 30,
	2004	2003
Net income (loss) as reported	$(75,827)	$9,562,245
Stock-based compensation expense, net of forfeitures, using fair value method	14,032	8,330
Pro forma net income (loss)	$(89,859)	$9,553,915

Basic earnings (loss) per share as reported	$(0.02)	$2.15
Pro forma basic earnings (loss) per share	(0.02)	2.15

Diluted earnings (loss) per share	$(0.02)	$2.13
Pro forma diluted earnings (loss) per share	(0.02)	2.13

Due to the spin-off (see Note 3), options outstanding at December 31, 2003 included 10,735 options that were held by employees of Washtenaw.  These options were cancelled during the first quarter of 2004 and replaced with options on stock of Washtenaw.  While employees and directors of Pelican Financial and Pelican National held the remaining options, the intrinsic value (market value per share, less option exercise price) of these options was significantly reduced by the effect of the spin-off.  As a result of the spin-off, the number and exercise price of these options was modified in January 2004 to restore the options to substantially the same intrinsic value as existed at the date of the spin-off.  Accordingly, the options outstanding at December 31, 2003 were replaced with 288,385 options at an exercise price of $3.45.  Since the options were modified to offset the effect of the spin-off on the stock price per share, no compensation expense has been recognized for the modification.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

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

Following the distribution, certain individuals continue to serve as officers of both Washtenaw and Pelican Financial.  Washtenaw pays their salaries and all other compensation, and Pelican Financial reimburses Washtenaw, as part of the transitional services agreement, for time spent on Pelican Financial matters.  Prior to 2004, Pelican did not reimburse Washtenaw for these services.  Beginning in 2004, officers and other employees providing services to both companies will maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2004	December 31, 2003
Commercial, financial and agricultural	$1,655,845	$1,619,450
Commercial real estate	40,853,417	43,850,625
Residential real estate	38,820,184	45,056,027
Consumer loans	24,371,749	20,602,267
	105,701,195	111,128,369
Deduct allowance for loan losses	(937,885)	(1,330,112)

Loans receivable, net	$104,763,310	$109,798,257

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

	2004	2003

Balance at beginning of period	$1,228,053	$1,128,137
Provision for loan losses	(300,000)	518,000
Loans charged-off	(3,534)	(468,919)
Recoveries	13,366	26,489

Balance at end of period	$937,885	$1,203,707

Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

	2004	2003

Balance at beginning of period	$1,330,112	$1,062,109
Provision for loan losses	(225,000)	888,000
Loans charged-off	(245,677)	(783,029)
Recoveries	78,450	36,627

Balance at end of period	$937,885	$1,203,707

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Basic earnings (loss) per share
Net income (loss) from continuing operations	$155,814	$(370,278)
Income from discontinued operations	—	3,744,374
Net income applicable to common stock	155,814	3,374,096

Weighted average shares outstanding	4,488,994	4,459,284

Loss from continuing operations per share	$0.03	$(0.08)
Income from discontinued operations per share	—	0.84
Basic earnings per share	$0.03	$0.76

Diluted earnings per share
Net income (loss) from continuing operations	$155,814	$(370,278)
Income from discontinued operations	—	3,744,374
Net income applicable to common stock	155,814	3,374,096

Weighted average shares outstanding	4,488,994	4,459,284
Dilutive effect of assumed exercise of stock options	9,809	57,185
Diluted average shares outstanding	4,498,803	4,516,469

Income (loss) from continuing operations per share	$0.03	$(0.08)
Income from discontinued operations per share	—	0.83
Diluted earnings per share	$0.03	$0.75

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Basic earnings (loss) per share
Income (loss) from continuing operations	$(75,827)	$(255,027)
Income from discontinued operations	—	9,817,272
Net income (loss) applicable to common stock	75,827	9,562,245

Weighted average shares outstanding	4,488,567	4,446,870

Income (loss) from continuing operations per share	$(0.02)	$(0.06)
Income from discontinued operations per share	—	2.21
Basic earnings (loss) per share	$(0.02)	$2.15

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(75,827)	$(255,027)
Income from discontinued operations	—	9,817,272
Net income (loss) applicable to common stock	(75,827)	9,562,245

Weighted average shares outstanding	4,488,567	4,446,870
Dilutive effect of assumed exercise of stock options	—	39,920
Diluted average shares outstanding	4,488,567	4,486,790

Income (loss) from continuing operations per share	$(0.02)	$(0.06)
Income from discontinued operations per share	—	2.19
Diluted earnings (loss) per share	$(0.02)	$2.13

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

OVERVIEW

Pelican Financial currently serves as the holding company of Pelican National and until the spin-off on December 31, 2003, Washtenaw Mortgage Company.  Pelican National business activities involve attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its offices in Cape Coral, Naples, Fort Myers (two), Bonita Springs and San Carlos, Florida

Pelican Financial’s earnings are primarily dependent upon three sources: net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; fee income from customers; and gains realized on sales of loans.  These revenues are in turn significantly affected by factors such as changes in prevailing interest rates and in the yield curve (that is, the difference between prevailing short-term and long-term interest rates).

The earnings performance of the continuing operations of Pelican Financial is a concern to management.  Management is attempting to improve this through a variety of factors including liquidity management, cross selling of products and managing operating expenses.  Pelican Financial achieved an operating profit during the quarter ended September 30, 2004 but continues to be in a net loss position for the year.

Management is also focusing on increasing core deposits to allow the opportunity to cross sell other products and services.  As part of this objective, Pelican National has aggressively marketed a money market deposit account in its local markets during the first nine months of the year.  Management has recently decided to reduce the interest rate being paid on the money market accounts in an effort to increase its interest margin.  It is anticipated that this will result in the withdrawal of some deposits.

Management anticipates that Washtenaw will transfer all of its’ custodial account balances out of Pelican National prior to December 31, 2004.  At September 30, 2004, this represented $51.6 million of non-interest bearing deposits.  It is anticipated that the reduction in interest rate paid on the money market accounts will partially offset the loss of these accounts and that the overall cost of funds will not increase significantly.

EARNINGS PERFORMANCE

Pelican Financial reported net income from operations of $156,000 for the quarter ended September 30, 2004 compared to a net loss of $370,000 for the quarter ended September 30, 2003.  Basic and diluted earnings per share from continuing operations was $0.03 for the three months ended September 30, 2004 and a loss of $0.08 per share for the same period in 2003.

For the nine months ended September 30, 2004 Pelican Financial reported a net loss from continuing operations of approximately $76,000 compared to a net loss of approximately $255,000 for the same period in 2003.  Basic and diluted earnings per share from continuing operations was a $0.02 and $0.06 loss per share for the nine months ended September 30, 2004 and 2003.

The earnings performance was improved for the three and nine month periods due to a $300,000 and $225,000 credit to the provision for loan losses.  This was primarily due to the improvement in loan quality.  For further discussion see “Provision and Allowance for Loan Losses.”

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.6 million for the three months ended September 30, 2004 and 2003, respectively.  For the nine months ended September 30, 2004 and 2003, net interest income was $4.7 million and $5.3 million respectively.  For the three months ended September 30, 2004, net interest income remained constant due to the rise in interest bearing assets being offset by the decrease in net interest margin.  For the nine months ended September 30, 2004, net interest income decreased primarily as a result of the decrease in the yield on interest-earning assets.  This was due to the payoff of high interest rate loans being replaced with lower yielding loans and investment securities.  This was partially offset by an increase in the total interest earning assets.  In addition, the custodial deposits from Washtenaw negatively impacted net interest margin.  While Pelican National was able to earn a positive spread, the volatility in the balance of the accounts results in Pelican National investing the Washtenaw deposits primarily in federal funds sold and investment securities.  The increase in the federal funds sold rate by the Federal Reserve Board is expected to improve the yield earned by Pelican National and improve net interest margin.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.

	Three months ended September 30,
	2004			2003
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$21,932	$83	1.51%	$60,060	$152	1.01%
Securities	109,609	853	3.11	6,204	81	5.22
Loans held for sale	—	—	—	10,745	148	5.51
Loans receivable	105,596	1,810	6.85	110,182	2,044	7.42
Total interest-earning assets	237,137	2,746	4.63	187,191	2,425	5.18
Non-earning assets	12,472			15,055
Total assets	$249,609			$202,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,865	3	0.64	$1,549	3	0.77
Money market accounts	114,445	573	2.00	19,206	85	1.77
Savings deposits	9,462	32	1.35	12,263	43	1.40
Time deposits	36,040	409	4.54	41,531	444	4.28
Other borrowings	12,000	165	5.50	18,469	268	5.80
Total interest-bearing liabilities	173,812	1,182	2.72	93,018	843	3.63
Noninterest-bearing liabilities	59,757			91,578
Stockholders’ equity	16,040			17,650
Total liabilities and stockholders’ equity	$249,609			$202,246
Interest rate spread			1.91%			1.56%
Net interest income and net interest margin		$1,564	2.64%		$1,582	3.38%

	Nine months ended September 30,
	2004			2003
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$30,318	$254	1.12%	$46,066	$397	1.15%
Securities	92,774	2,125	3.05	7,366	285	5.16
Loans held for sale	59	2	4.52	12,902	530	5.48
Loans receivable	108,349	5,710	7.03	111,528	6,547	7.83
Total interest-earning assets	231,500	8,091	4.66	177,862	7,759	5.82
Non-earning assets	12,065			22,560
Total assets	$243,565			$200,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$1,636	10	0.80	$1,490	10	0.85
Money market accounts	99,468	1,556	2.09	13,488	166	1.64
Savings deposits	9,341	96	1.37	12,654	145	1.53
Time deposits	37,110	1,222	4.39	45,937	1,386	4.02
Other borrowings	12,000	490	5.44	18,594	801	5.74
Total interest-bearing liabilities	159,555	3,374	2.82	92,163	2,508	3.63
Noninterest-bearing liabilities	67,680			92,171
Stockholders’ equity	16,330			16,088
Total liabilities and stockholders’ equity	$243,565			$200,422
Interest rate spread			1.84			2.19
Net interest income and net interest Margin		$4,717	2.72%		$5,251	3.94%

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

Noninterest Income

Noninterest income for the three months ended September 30, 2004 was $404,000 compared to $18,000 for the same period in 2003, an increase of $386,000.  This increase was primarily due to the increase in the gain on sale of securities of approximately $310,000 and the increase in the net gain on foreclosed assets and other income of $80,000.  The increase in the gain on sale of securities resulted from the increase in the sale of securities for liquidity purposes.  The increase in net gain on foreclosed assets and other income resulted from gains recognized on the disposition of repossessed and foreclosed property as opposed to a loss reported in the prior period.

For the nine months ended September 30, 2004, noninterest income was $562,000 compared to $379,000 for the same period in 2003.  The increase of $183,000, or 48%, was primarily the result of fluctuations in operations as described above.

Noninterest Expense

Total noninterest expense for the three months ended September 30, 2004 was $2.0 million, compared to $1.6 million for the same period in 2003, an increase of approximately $400,000 or 25%. The increase is primarily related to the cost of employee compensation and benefits that increased $197,000; occupancy expenses that increased $98,000; data processing expenses that increased $39,000 and other non-interest expenses that increased $60,000.   The increases were due primarily to the increase in number of employees from 60 at September 30, 2003 to 75 at September 30, 2004 and the additional branches opened.

For the nine months ended September 30, 2004, noninterest expense was $5.6 million compared to $5.1 million for the same period in 2003.  The increase of $500,000 or 10% was also attributable to the aforementioned expenses.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At September 30, 2004, total assets of Pelican Financial equaled $258.9 million compared to $221.5 million at December 31, 2003, an increase of $37.4 million or 17%. The increase is primarily due to the increase in cash and cash equivalents and securities available for sale.

Investment Securities

Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At September 30, 2004 and at December 31, 2003, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At September 30, 2004, the market value of Pelican National’s investment portfolio totaled $58.2 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	(dollars in thousands)
	At September 30, 2004	At December 31, 2003
U. S. Government agency	$39,444	$25,403
Mortgage-backed securities	18,803	24,327
Federal Reserve Bank and Federal Home Loan Bank Stock	1,192	949
Total investment securities	$59,439	$50,679

The increase in securities available for sale is the result of managements’ attempt to maximize the yield earned on the additional deposits at Pelican National.  Management is using the investment portfolio as an alternative to investing in loans receivable due to new loan originations trailing deposit growth.

Cash and Cash Equivalents

Cash and cash equivalents were $88.7 million at September 30, 2004 compared to $55.4 million at December 31, 2003.  The increase of $33.3 million or 60% was primarily the result of an increase of $51.8 million in core deposits, primarily money market accounts, resulting from a program Pelican National began offering in August, 2003 that has raised the amount of core deposits at Pelican National.  During the quarter ended September 30, 2004, Pelican National began reducing the interest rates it pays for the deposits.  This policy will continue in the quarter ending

December 31, 2004.  As a result, it is expected that certain rate sensitive customers may choose to transfer their money to a different financial institution.  The potential outflow of deposits was a partial factor in management’s decision to maintain a higher liquidity position.  The other factor is that management anticipates that Washtenaw will transfer all of its’ custodial account balances out of Pelican National prior to December 31, 2004.

The deposits attributed to Washtenaw maintaining all of the investor accounts related to its servicing portfolio at Pelican National decreased $11.9 million at September 30, 2004 compared to December 31, 2004.  The balances at December 31, 2003 increased as loan payoffs from Washtenaw’s servicing portfolio decreased.  Due to the fluctuation in balances of these accounts, Pelican National typically invested a substantial portion of the deposits in interest-bearing deposits and federal funds sold

Loans Receivable

Total loans receivable were $104.8 million at September 30, 2004 compared to $109.8 million at December 31, 2003.  The slight decrease in balance is the result of new loan production being offset by loan payoffs and principal reductions.  New loan production for the three and nine months ended September 30, 2004 was $11.0 million and $39.3 million, respectively.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans held for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Real estate loans:
Residential, one to four units	$38,554	36.59%	$44,094	39.83%
Commercial and industrial real estate	39,679	37.66	43,151	38.98
Construction	1,108	1.05	1,327	1.19
Total real estate loans	79,341	75.30	88,572	80.00
Other loans:
Business, commercial	1,656	1.57	1,534	1.39
Automobile	376	0.35	478	0.43
Boat	17,771	16.86	14,578	13.17
Other consumer	6,224	5.92	5,546	5.01
Total other loans	26,027	24.70	22,136	20.00

Total gross loans	105,368	100.00%	110,708	100.00%

Unearned fees, premiums and discounts, net	333		420
Allowance for loan losses	(938)		(1,330)

Total Loans net	$104,763		$109,798

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

	At September 30,		At December 31,
	2004	2003	2003
	(Dollars in thousands)
Nonaccrual loans	$232	$506	$455
Loans past due 90 days or more but not on nonaccrual	59	48	—
Total nonperforming loans	291	554	455

Other real estate owned	—	863	333
Total nonperforming assets	$291	$1,417	$788

Total nonperforming assets to total assets	0.11%	1.54%	0.36%
Allowance for loan losses to nonperforming loans	322.34%	217.33%	292.31%
Nonperforming loans to total assets	0.11%	0.27%	0.21%

Provision and Allowance for Loan Losses

The allowance for loan losses as of September 30, 2004 was $938,000, or 0.89%, of total portfolio loans, compared to $1.3 million, or 1.20%, of total loans at December 31, 2003. Our allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar un-graded loans.

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

During the three and nine months ended September 30, 2004 the allowance for loan losses decreased by $290,000 and $392,000, respectively.  The decrease for the three months ended was largely due to a $214,000 reduction in the specific allowance on impaired loans reviewed by the bank , a $31,000  reduction due to a decrease in special mention and substandard loans of $369,000, and a $41,000 reduction  due to improvement of historical loss percentages.

For the nine months ended, the $290,000 decrease was primarily attributable to the factors described above, offset by loans charged off exceeding the provision..  Furthermore, criticized assets decreased from $10.6 million at December 31, 2003 to $7.0 million at September 30, 2004.  These loans represent loans with one or more underwriting deficiencies as identified by bank management or the bank’s regulatory agency.  Management is in the process of corrective actions on the criticized loans in an effort to improve the rating on the criticized assets.  Criticized assets may or may not be delinquent.

LIABILITIES

At September 30, 2004, the total liabilities of Pelican Financial were $242.2 million as compared to $204.6 million at December 31, 2003, an increase of $37.6 million, or 18%. This increase was primarily due to an increase in deposits.

Deposits

Total deposits were $229.9 million at September 30, 2004 compared to $191.9 million at December 31, 2003, representing an increase of $38.0 million or 20%.  The increase was the result of a focus on developing new deposit relationships with customers.  This was achieved by maintaining the yield paid on its money market account, until recently, to one of the highest in the local market area.  This resulted in an increase in core deposits of  $51.8 million.  This was offset by a decrease in Washtenaw’s deposits attributable to its servicing portfolio by $11.9 million, from $63.5 million at December 31, 2003 to $51.6 million at September 30, 2004, due to decreased loan payoffs.  The loan payoffs are remitted to Washtenaw’s investors within five business days in the subsequent month.  This was further offset by a reduction of approximately $3.8 million in certificate of deposits obtained from brokers and the Internet.  Pelican National is attempting to reduce the reliance on this source of funds in the future and currently is allowing all certificates of deposits obtained in this manner to mature without replacing the funds.  At September 30, 2004, there were $6.6 million in deposits obtained from brokers and the Internet.

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

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At September 30, 2004, Pelican National had a liquidity ratio of 59%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its’ total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations.  It is anticipated that the liquidity ratio will decrease when Washtenaw withdrawals its deposits prior to December 31, 2004.

Capital Resources

The Board of Governors of the Federal Reserve System’s (‘FRB’) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at September 30, 2004 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at September 30, 2004 and December 31, 2003, respectively:

	September 30, 2004		December 31, 2003		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized
Total Equity Capital to risk-weighted assets	14.29%	15.08%	13.66%	15.50%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	13.48%	14.28%	12.51%	14.36%	4.00%	6.00%
Tier 1 Capital to adjusted total assets	6.33%	6.70%	7.20%	7.96%	4.00%	5.00%

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

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control.  Based on that evaluation, the only change identified was the president’s retirement effective in September 2004.  In August 2004, Pelican National appointed a new president.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

August 2, 2004 to announce the retirement of Michael Clemens as President of Pelican National Bank and the hiring of Howard Montgomery.

August 5, 2004 to announce financial results of quarter ended June 30, 2004.

September 10, 2004 to announce that Pelican National Bank entered into an employment agreement with Howard Montgomery.

September 28, 2004 to announce that Pelican Financial, Inc. entered into an employment agreement with Howard Nathan.

Pelican Financial, Inc. and Subsidiaries
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2004	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: November 12, 2004	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)