Form 10-K
period 2004-12-31
PELICAN FINANCIAL INC
filed 2005-03-30
CIK 1037652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The issuer’s voting stock trades on the American Stock Exchange under the symbol “PFI.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2004, was $23,563,843 ($4.00 per share based on 4,488,351 shares of common stock outstanding).

As of March 15, 2005, there were issued and outstanding 4,494,365 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

1.             Portions of the Definitive Proxy Statement in connection with the Annual Meeting of Stockholders for the Fiscal Year Ended December 31, 2004 (Part III).

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

Signatures

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K, including some statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” are forward-looking statements about what may happen in the future.  They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans.  These statements can sometimes be identified by our use of forward-looking words such as “anticipate,” “estimate,” “expect,” “intend,” “may,” “will,” and similar expressions.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change.  Our actual results could be very different from and worse than our expectations for various reasons.  You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission (the “Commission”).

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

Our internet address is www.PelicanFinancialInc.com.  We make available free of charge on www.PelicanFinancialInc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our Code of Business Conduct and Ethics and the charters of the Audit Committee and the Nominating and Corporate Governance Committees are also available on our website.

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

Pelican Financial currently operates in retail banking through its wholly owned subsidiary, Pelican National.  However, for the year ended December 31, 2003 and prior, Pelican Financial’s revenues (net interest income and non-interest income) and earnings before income taxes are attributable to Pelican National and Washtenaw Mortgage, the discontinued operation.

At December 31, 2004, total assets of Pelican Financial were $198.8 million.  For the year ended December 31, 2004, the net loss was $251,000, of which $118,000 was net income of Pelican National, and $369,000 was a net loss at Pelican Financial.

Market Area

The following market area discussion relates only to the continuing operations of Pelican Financial through Pelican National.

The retail banking operations of Pelican National are located in Naples, Cape Coral, Bonita Springs and Fort Myers, Florida.  Pelican National is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves.  Pelican National’s primary service area for attracting deposits and making loans includes the communities located in western Collier County, Florida and Lee County, Florida.  These communities include North Naples, Central Naples, East Naples, South Naples, Golden Gate, Marco Island, and the portion of Bonita Springs, located in Collier County, which make up an area locally known as the “greater Naples area.”  Collier County has, and continues to experience population growth greater than the national and Florida averages.  The population of Collier County for 2003 was estimated at 292,000 and is projected to be 316,000 by 2005.  In addition, the population grows by approximately one-third during the winter season, which traditionally lasts from November through April.  The area has an estimated median family income of $61,400 as compared to an average of $56,500 for the entire United States.  As result of the growing population with high incomes, deposits at banks have grown approximately 70% over the past five years.

As a result of the opening of additional branch offices in Fort Myers and Cape Coral, Pelican National Bank’s secondary service area for attracting deposits and making loans includes the communities located in western Lee County, Florida.  These communities include North Fort Myers, Central Fort Myers, East Fort Myers, South Fort Myers, Fort Myers Beach, Sanibel Island, San Carlos, Captiva Island, Cape Coral, Lehigh Acres, and Pine Island.  Lee County has, and continues to experience population growth greater than the national and Florida averages.  The population of Lee County was estimated to be 495,000 in 2003 and is projected to increase to 524,000 by 2005.

Because of the year-round subtropical climate, numerous golf facilities and pristine beaches, Collier and Lee Counties attracts approximately 1.3 million visitors per year.  As a result, the service sector is one of the largest employers, particularly hotels such as those operated by Marriott Corporation, Hilton, and Radisson.  The next largest sector is retail trade followed by the government and construction.  Furthermore, the unemployment rate for both Lee and Collier counties are below the national average.

Competition

The following competition discussion relates only to the continuing operations of Pelican Financial through Pelican National.

Pelican Financial faces significant competition both in generating loans and attracting deposits at Pelican National.  Pelican National operates as a full-service community bank, offering a variety of financial services to meet the needs of its market area.  Those services include accepting time and demand deposits from the general public and, together with other funds, using the proceeds to originate secured and unsecured commercial and consumer loans, finance commercial transactions, and provide construction and mortgage loans, as well as home equity and personal lines of credit.  Other services offered by Pelican National include the sale of money orders, traveler’s checks, cashier’s checks and savings bonds, wire transfer and direct deposit services, and safe deposit boxes.

Pelican National’s primary market area is highly competitive and it faces direct competition for loans and deposits from a significant number of financial institutions, many with a state wide or regional presence and, in some cases, a national presence.  Pelican National’s most direct competition for deposits has historically come from savings banks and associations, commercial banks and credit unions.  In addition, Pelican National faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in instruments such as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.  Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.  Pelican National primarily seeks to distinguish itself from the competition based on the level of service offered and its variety of loan products.  As a full-service community bank, Pelican National believes that it can better serve individuals and small businesses that have become disenfranchised with the narrow guidelines of large national and regional banks.

Lending Activities

The following lending activity discussion relates only to the continuing operations of Pelican Financial through Pelican National, except where specifically noted otherwise.

General.  Pelican National originates or acquires loans through its banking operations.  Pelican National has a diversified loan portfolio with no concentration to any one borrower or industry.  Loans are held either for investment or held as available for sale in the secondary market.  In addition to residential mortgage loan production, Pelican National engages in the origination of commercial, commercial real estate, construction, and consumer loans.  Pelican National also purchases loan packages to supplement its loan portfolio.  For the years ended December 31, 2004 and 2003, Pelican loan production totaled $57.8 million and $51.3 million, respectively.  Total loans outstanding at December 31, 2004 and 2003 were $110.8 million and $109.8 million, respectively.

Residential mortgage loans are typically underwritten to secondary marketing standards.  The types of loans offered include fixed rate, variable rate and balloon products.  Construction loans are offered as well; however, the underwriting criteria are more restrictive than a traditional mortgage loan for this type of product.  Pelican National may retain a portion of residential mortgage loans depending on its liquidity position and the type of loan.

Commercial loan products include: commercial real estate; non real estate loans for items such as equipment, inventory and working capital lines; construction; and multifamily.  Commercial loans are underwritten to ensure adequate cash flow exists to cover the debt service.  Pelican National also looks to ensure there is adequate collateral to minimize its risk.  Finally, Pelican National may obtain guarantors with a strong personal financial status to further protect its interests.

Various consumer loan products are offered by Pelican National Bank.  These include:

Overdraft Protection

The overdraft protection loan product is unsecured and linked to a Pelican National checking account. The overdraft protection line is treated as an open-ended credit transaction. In order to obtain an overdraft protection line the customer must satisfy certain minimum credit score criteria.

Automobile Loans

Automobile loans are offered for the purpose of purchasing new and used vehicles. The collateral values for new vehicles are based on dealer invoices. The collateral value for used vehicles are based on invoice and N.A.D.A. values.

Boat and Recreational Vehicle Loans

The dealer’s invoice is used to value loans on new recreational vehicles. Used vehicle values are determined by N.A.D.A. values. Pelican National is an active boat / marine lender. Collateral values are established using various industry standards and resources.

Motorcycle Loans	Retail installment loans are offered for the purchase of new motorcycles only.

Home Equity Lines of Credit	Home equity lines of credit are secured with a first or second lien on residential property. In order to obtain a home equity line of credit, certain maximum loan to value ratios are enforced.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans available for sale and mortgage loans held for investment.  Pelican Financial had no concentrations of loans exceeding 10% of total loans that are not otherwise disclosed below.

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$46,331	41.55%	$44,094	39.83%	$37,074	35.29%	$44,028	47.32%	$41,780	47.12%
Commercial and industrial real estate	37,457	33.59	43,151	38.98	58,014	55.22	32,954	35.43	28,662	32.32
Construction	1,381	1.24	1,327	1.19	2,905	2.77	3,673	3.95	6,339	7.15
Total real estate loans	85,169	76.38	88,572	80.00	97,993	93.28	80,655	86.70	76,781	86.59
Other loans:
Business, commercial	1,968	1.77	1,534	1.39	963	0.92	703	0.76	1,116	1.26
Automobile	348	0.31	478	0.43	739	0.70	1,252	1.35	268	0.30
Boat	17,823	15.98	14,578	13.17	—	—	—	—	2,731	3.08
Other consumer	6,205	5.56	5,546	5.01	5,357	5.10	10,412	11.19	7,779	8.77
Total other loans	26,344	23.62	22,136	20.00	7,059	6.72	12,367	13.30	11,894	13.41
Total gross loans	111,513	100.00%	110,708	100.00%	105,052	100.00%	93,022	100.00%	88,675	100.00%

Unearned fees, premiums and discounts, net	272		420		92		(305)		(775)
Allowance for loan losses	(954)		(1,330)		(1,062)		(856)		(507)

Total Loans, net	$110,831		$109,798		$104,082		$91,861		$87,393

The following table contains certain information at December 31, 2004 regarding the maturity of Pelican Financial’s loan portfolio along with the dollar amounts of loans due after one year that have fixed and variable rates.  All loans are shown maturing based upon contractual maturities and include scheduled payments but not potential prepayments.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses.  Scheduled contractual principal repayments are not necessarily predictive of the actual maturities of loans because of prepayments.  The average life of mortgage loans, particularly fixed-rate loans, tends to increase when prevailing mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans, and conversely, decrease when interest rates on existing mortgages are substantially higher than prevailing mortgage rates.

	1 to 4 Family Real Estate	Commercial & Industrial Real Estate	Construction	Business, Commercial	Consumer	Total

Non-accrual loans	$449	$—	$—	$—	$—	$449

Amounts Due:
Within 3 months	$252	$4,007	$1,211	$349	$6,617	$12,436
3 months to 1 year	4,173	9,174	170	135	194	13,846
Total due within 1 year	4,425	13,181	1,381	484	6,811	26,282

After 1 year:
1 to 3 years	13,753	13,546	—	1,413	878	29,590
3 to 5 years	7,229	4,982	—	71	2,291	14,573
5 to 10 years	3,603	48	—	—	6,664	10,315
10 to 15 years	1,476	2,078	—	—	7,732	11,286
Over 15 years	15,396	3,622	—	—	—	19,018
Total due after 1 year	41,457	24,276	—	1,484	17,565	84,782

Total	$46,331	$37,457	$1,381	$1,968	$24,376	$111,513

Fixed rate	$22,344	$11,692	—	$1,484	$17,565	$53,085
Variable rate	19,113	12,584	—	—	—	31,697
Total due after 1 year	$41,457	$24,276	$—	$1,484	$17,565	$84,782

Asset Quality

Pelican Financial is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans.  Pelican Financial’s senior officers closely monitor the loan and real estate owned portfolios for potential problems on a continuing basis and report to the Board of Directors of Pelican National and Pelican Financial at regularly scheduled meetings.  These officers regularly review the classification of loans and the allowance for losses.  Pelican National also conducts regular, independent loan reviews on a portion of its loan portfolio, the results of which are reported to the Board of Directors.

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

Pelican Financial establishes an allowance for loan losses based upon a quarterly or more frequent evaluation by management of various factors including the estimated market value of the underlying collateral, the composition of the loan portfolio, current delinquency trends and prevailing economic conditions, including property values, employment and occupancy rates, interest rates, and other conditions that may affect borrowers’ abilities to comply with repayment terms.  If actual losses exceed the amount of the allowance for loan losses, earnings could be adversely affected.

The following table summarizes nonperforming loans, other real estate owned, and restructured loans at the periods indicated for the continuing operations of Pelican Financial.  During the periods indicated, Pelican Financial had no restructured loans.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$450	$455	$1,558	$1,894	$975
Loans past due 90 days or more but not on nonaccrual	109	—	97	—	209
Total nonperforming loans	559	455	1,655	1,894	1,184

Other real estate owned	—	333	76	77	33
Total nonperforming assets	$559	$788	$1,731	$1,971	$1,217

Total nonperforming assets to total assets	0.28%	0.36%	0.45%	0.53%	0.60%
Allowance for loan losses to nonperforming loans	170.83%	292.31%	64.21%	45.22%	42.82%
Nonperforming loans to total assets	0.28%	0.21%	0.43%	0.51%	0.58%

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio, the general economy as well as the historical performance of the loan portfolio.  In addition, management considers various characteristics of each individual loan, or pool of loans, such as credit scores, loan to value ratios, the type of collateral and payment history.  Management will also look at the financial strength of personal guarantors when applicable.   Typically, management allocates a smaller portion of the allowance for loan losses to those loans or pools of loans with lower historical losses.  The allowance for loan losses is maintained at an amount to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review Pelican Financial’s allowance for loan losses.  These agencies may require Pelican Financial to make additional provisions for estimated loan losses based upon their judgments about information available to them at the time of their examination.  Pelican Financial will continue to monitor and modify its allowance for loan losses as conditions dictate.  While management believes Pelican Financial’s allowance for loan losses is sufficient to cover losses incurred in its loan portfolio at this time, no assurances can be given that Pelican Financial’s level of allowance for loan losses will be sufficient to cover loan losses incurred by Pelican Financial or that adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table contains information with respect to Pelican Financial’s allowance for loan losses for the periods indicated.

	At or for the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average loans outstanding, net	$107,872	$110,875	$110,355	$89,743	$76,890
Total gross loans outstanding at end of period	$111,513	$110,708	$105,052	$93,022	$88,675

Allowance balance at beginning of period	$1,330	$1,062	$856	$507	$374

Provision for loan losses	(225)	1,058	300	562	257

Actual charge-offs:
1-4 family residential real estate	20	671	53	171	118
Other	283	198	54	44	8
Total charge-offs	303	869	107	215	126

Recoveries:
Total recoveries	152	79	13	2	2
Net chargeoffs	151	790	94	213	124

Allowance balance at end of period	$954	$1,330	$1,062	$856	$507

Net chargeoffs as a percent of average loans	0.14%	0.71%	0.09%	0.24%	0.16%
Allowance for loan losses to total gross loans at end of period	0.86%	1.20%	1.01%	0.92%	0.57%

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1-4 family residential real estate	$713	41.55%	$589	39.83%	$716	35.29%	$499	47.32%	$300	47.12%
Commercial and industrial real estate	118	33.59	614	38.98	153	55.22	94	35.43	162	32.32
Construction	1	1.24	2	1.19	—	2.77	14	3.95	2	7.15
Business, commercial	—	1.77	6	1.39	3	0.92	3	0.76	3	1.26
Boat	110	15.98	100	13.17	—	—	—	—	27	3.08
Other	12	5.87	19	5.44	190	5.80	246	12.54	13	9.07
Unallocated	—		—		—		—		—
Total	$954	100.00%	$1,330	100.00%	$1,062	100.00%	$856	100.00%	$507	100.00%

Investment Activities

Since the start of Pelican Financial’s retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have been adequate to match Pelican National’s loan demand.  In addition, Pelican National sells a portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis.  Pelican National currently invests excess liquidity in a variety of interest-earning assets.   The investment policy related to the retail banking operations of Pelican Financial, as approved by the Board of Directors of Pelican National, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican Financial’s lending activities.  Pelican Financial primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.  Generally, Pelican Financial’s investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican Financial has invested primarily in U.S. government and agency securities, federal funds, and U.S. government sponsored agency issued mortgage-backed securities.  As required by Statement of Financial Accounting Standards, (“SFAS”) No. 115, Pelican Financial has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale, or held for trading.  At December 31, 2004, all of the investment securities held in Pelican Financial’s investment portfolio were classified as available for sale.

At December 31, 2004, Pelican Financial had invested $19.5, or 10% of total assets, in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities.  These were primarily composed of adjustable rate mortgages.  In addition, at December 31, 2004, $49.9 million, or 25%, of total assets, were debt obligations issued by federal agencies and sponsored entities, which generally have stated maturities from one year to twenty-five years.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities.  There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer.  In addition, the market value of these securities may be adversely affected by changes in interest rates.

The following table contains information on the market value of Pelican Financial’s investment portfolio at the dates indicated.  At December 31, 2004, the market value of Pelican Financial’s investment portfolio totaled $72.1 million.  During the periods indicated and except as otherwise noted, Pelican Financial had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At December 31,
	2004	2003	2002
	(In thousands)

U.S. Government agency	$49,934	$25,403	$2,517
Mortgage-backed securities	19,452	24,327	43
Federal Reserve Bank and FHLB stock	2,670	949	1,330
Total investment securities	$72,056	$50,679	$3,890

The following table contains certain information regarding the market values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of Pelican Financial’s investment securities portfolio at December 31, 2004.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. Government Agency	$27,639	2.01%	$19,892	2.82%	$—	—%	$2,403	5.34%	$49,934	2.51%
Mortgage-backed securities	—	—	—	—	—	—	19,452	3.73	19,452	3.73
Other	—	—	—	—	—	—	2,670	3.84	2,670	3.84
Total	$27,639	2.01%	$19,892	2.82%	$—	—%	$24,525	4.22%	$72,056	2.88%

Source of Funds

Pelican National funds its retail banking activities primarily with deposits, loan repayments and prepayments, and cash flows generated from operations.  Pelican National offers a variety of deposit accounts with a range of interest rates and terms.  Pelican National’s deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts.  At December 31, 2004, approximately 32% of the funds deposited in Pelican National were in certificate of deposit accounts.  At December 31, 2004, core deposits (savings, NOW, and money market) represented 58% of total deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Pelican National’s deposits are obtained predominantly from the area around its offices in Naples, Cape Coral, Bonita Springs and Fort Myers, Florida.  Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National’s ability to attract and retain deposits.  Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area.  Pelican National does not actively solicit certificate accounts in excess of $100,000 to obtain deposits.  At December 31, 2004, $22.2 million, or 50% of Pelican National’s certificate of deposit accounts were to mature within one year.  Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts.  To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

The following table contains information on the amount and maturity of jumbo certificates of deposit (i.e., certificates of deposit of $100,000 or more) at December 31, 2004.

Time Remaining Until Maturity	Jumbo Certificates of Deposit
(In thousands)
Less than 3 Months	$2,677
3 Months to 6 Months	7,192
6 Months to 12 Months	2,096
Greater than 12 Months	11,670
Total	$23,635

Employees

At December 31, 2004, Pelican Financial had no employees other than executive officers.  At December 31, 2004, Pelican National had 69 full-time equivalent employees.  None of the employees of Pelican Financial or its subsidiary were represented by a collective bargaining agreement.  Management of Pelican Financial considers its relationship with its employees to be satisfactory.

Subsidiary Activities

Pelican Financial conducts business through its wholly owned subsidiary, Pelican National.  Pelican National is a national banking association organized on March 7, 1997 pursuant to the laws of the United States.  Pelican National has no subsidiaries.

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

From time to time, legislation is enacted and regulations are promulgated, which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various federal and state regulatory agencies. This legislation may change banking statutes and the operating environment of Pelican Financial and Pelican National in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Pelican Financial cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Pelican Financial or any of its subsidiaries. See “Item 1. Business - Supervision and Regulation.”

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law.  Such extensive regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of Pelican Financial.  Set forth below is a summary description of the material laws and regulations that relate to the operations of Pelican Financial and Pelican National.  The description is qualified in its entirety by reference to the applicable laws and regulations.

Pelican Financial

Pelican Financial is a registered bank holding company, and subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Pelican Financial is required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA.  The FRB may conduct examinations of Pelican Financial and Pelican National.

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

Pelican Financial’s securities are registered with the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As such, Pelican Financial is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

As a national banking association, Pelican Financial is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”).  To a lesser extent, Pelican Financial is also subject to regulations of the Federal Deposit Insurance Corporation (the “FDIC”) as administrator of the Bank Insurance Fund (the “BIF”) and the FRB.  If, as a result of an examination of Pelican Financial, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Pelican Financial’s operations are unsatisfactory or that Pelican Financial or its management is violating or has violated any law or regulation, various remedies are available to the OCC.  Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pelican Financial, to assess civil monetary penalties, and to remove officers and directors.  The FDIC has similar enforcement authority, in addition to its authority to terminate Pelican Financial’s deposit insurance in the absence of action by the OCC and upon a finding that Pelican Financial is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•                  the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•                  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•                  increased penalties for financial crimes;

•                  expanded disclosure of corporate operations and internal controls and certification of financial statements;

•                  enhanced controls on and reporting of insider trading; and

•                  statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations has resulted in increased costs of compliance, including certain outside professional costs.

USA Patriot Act of 2001

The USA Patriot Act of 2001 is intended to strengthen the U.S law enforcement and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•                  due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

•                  standards for verifying customer identification at account opening;

•                  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and

•                  reports by non-financial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Patriot Act’s implementing regulations require financial institutions to, among other things, incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for:

•                  verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;

•                  maintaining records of the information used to verify the person’s identity; and

•                  determining whether the person appears on any list of known or suspected terrorists or terrorist organizations within a reasonable time after the account is opened.

“Account” is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions, and includes a relationship to establish a safety deposit box or other safekeeping services, or cash management, custodian and trust services.

Financial Services Modernization Legislation

General.  The Gramm-Leach-Bliley Act of 1999, also known as the Financial Services Modernization Act (the “FSMA”), established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

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

•                  Modified the laws governing the implementation of the Community Reinvestment Act (the “CRA”); and

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

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in compliance with the CRA.  The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s consolidated total assets, or $50 billion.  A national bank must exclude from its total assets and equity all equity investments, including retained earnings, in a financial subsidiary.  The assets of the subsidiary may not be consolidated with the bank’s assets.  The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

Dividends and Other Transfers of Funds

Dividends from Pelican National constitute the principal source of income to the Pelican Financial.  Pelican Financial is a legal entity separate and distinct from Pelican National. Pelican National is subject to various statutory and regulatory restrictions on its ability to pay dividends to Pelican Financial. Under such restrictions, the amount available for payment of dividends to Pelican Financial by Pelican National totaled $1.8 million at December 31, 2004.  This is the maximum allowable under any existing agreements, however it is unlikely management would make the decision to dividend the entire amount to Pelican Financial.  In addition, Pelican National’s regulators have the authority to prohibit them from paying dividends, depending upon their financial conditions, if such payment is deemed to constitute an unsafe or unsound practice.

Regulation - Pelican National

General.  The OCC is primarily responsible for the supervision, examination, and regulation of Pelican National, because Pelican National is a national banking association.  If, as a result of an examination of Pelican National, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Pelican National’s operations are unsatisfactory or that Pelican National or its management is violating or has violated any law or regulation, various remedies are available to the OCC.  These remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pelican National, to assess civil monetary penalties, and to remove officers and directors.  The FDIC has similar enforcement authority, in addition to its authority to terminate a bank’s deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

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

The OCC also has authority to prohibit Pelican National from engaging in activities that, in the OCC’s opinion, constitute unsafe or unsound practices in conducting its business.  It is possible, depending upon the financial condition of the financial institution in question and other factors, that the OCC could assert that the payment of dividends or other payments might, in some circumstances, be an unsafe or unsound practice.  Further, the OCC and the FRB have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction.  Compliance with the standards in these guidelines and the restrictions that are or may be imposed pursuant to the prompt corrective action provisions of federal law could limit the amount of dividends which Pelican National may pay to Pelican Financial.  See “- Prompt Corrective Regulatory Action and Other Enforcement Mechanisms” and “- Capital Standards” for a discussion of these additional restrictions on capital distributions.

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

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  At December 31, 2004, Pelican National’s loans-to-one-borrower limit was $2.4 million based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2004, Pelican National’s largest single lending relationship had an outstanding balance of $2.0 million, and consisted of a loan secured by real estate in Pelican National’s lending area, and was performing in accordance with its terms.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, to 100% for assets with relatively high credit risk.

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

The following table presents the amounts of regulatory capital and the capital ratios for Pelican Financial, compared to its minimum regulatory capital requirements of the FRB as of December 31, 2004.

	As of December 31, 2004
	Actual		Required to be Adequately Capitalized		Excess over Minimum Required
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk- Weighted Assets)	$17,505	16.31%	$8,588	8.00%	$8,917	8.31%
Tier 1 Capital (to Risk- Weighted Assets)	16,551	15.42	4,294	4.00	12,257	11.42
Tier 1 Capital (to Average Assets)	16,551	7.57	8,749	4.00	7,802	3.57

The following table presents the amounts of regulatory capital and the capital ratios for Pelican National, compared to its minimum regulatory capital requirements to be considered well capitalized as of December 31, 2004.

	As of December 31, 2004
	Actual		Required to be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based ratio	$16,655	15.53%	$10,722	10.00%	$5,933	5.53%
Tier 1 risk-based ratio	15,702	14.64	6,433	6.00	9,269	8.64
Leverage ratio	15,702	7.18	10,932	5.00	4,770	2.18

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

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•                  making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”).

•                  inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”).

•                  engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

On October 1, 2002, FRB regulations aimed at curbing such lending became effective.  The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994 (the “HOEPA”), a federal law that requires extra disclosures and consumer protections to borrowers.  The following triggers coverage under the HOEPA:

•                  interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•                  subordinate-lien loans of 10 percentage points above U.S. Treasury securities, and

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

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios.  Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  At December 31, 2004, Pelican National exceeded the required ratios for classification as “well capitalized.”

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

On October 16, 2003, Pelican National entered into an informal, non-binding, memorandum of understanding with the OCC (the “OCC MOU”).  The OCC MOU puts in place additional operational and reporting requirements on the Management and Board of Directors of Pelican National Bank.  The OCC MOU does not include any financial covenants.  In the opinion of Management, the OCC MOU will not have a material adverse effect upon the business operations or future profitability of Pelican National.

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

Premiums for Deposit Insurance

Through the BIF, the FDIC insures Pelican National’s deposit accounts up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.  As a result of the OCC MOU, the assessment rate increased.

As of September 30, 2004, the BIF reserve ratio (which is the ratio of the net worth of the BIF to the value of the aggregate total domestic deposits held in all BIF members) was 1.30%.  If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since 1996.  Any increase in assessments or the assessment rate could have a material adverse effect on the Pelican Financial’s earnings, depending on the amount of the increase.

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

Community Reinvestment Act and Fair Lending Developments

Banks are subject to certain fair lending requirements and reporting obligations involving CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.  The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.  Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

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

Federal Home Loan Bank System

Pelican National is a member of the Federal Home Loan Bank of Atlanta (FHLB-Atlanta”).  Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, we would be required to own capital stock in an FHLB in an amount equal to the greater of:

•                  1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year; or

•                  5% of its FHLB advances or borrowings.

A new capital plan of the FHLB-Atlanta was approved by the Federal Housing Finance Board on January 23, 2004, and was implemented on December 17, 2004.  The new capital plan authorizes FHLB-Atlanta to issue, redeem and repurchase its capital stock at its stated par value of $100 per share.  Each member of FHLB-Atlanta is required to own capital stock in an amount equal to the sum of:

•                  the membership stock requirement, which is the lesser of:

(i) 0.20% of such member’s total assets as of December 31 of the previous calendar year; or

(ii) a specified dollar cap (initially estimated at $25 million); plus

•                  the activity-based stock requirement, which is the aggregate of:

(i) a specified percentage (initially estimated at 4.50%) of the outstanding advances from FHLB-Atlanta to each member;

(ii) a specified percentage (initially estimated at 2.00%) of the “acquired member assets” (as defined in FHLB regulations) sold by each member to FHLB-Atlanta; and

(iii) a specified percentage (initially estimated at 8.00%) of any targeted debt/equity investment (which satisfies the criteria set forth in the FHLB regulations) sold by each member to FHLB-Atlanta.

We do not believe that the initial implementation of the FHLB-Atlanta new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations.  However, Pelican National could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-Atlanta.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits.  At December 31, 2004, Pelican National was in compliance with these requirements.

Item 2.    Properties

(a)           Properties.

Pelican Financial utilizes the offices of Washtenaw Mortgage Company.  Pelican Financial pays no rent or other consideration for use of this facility.  The retail banking activities of Pelican Financial are primarily conducted from the offices of Pelican National located at

Full Service Branches:

811 Anchor Rode Drive,

Naples, Florida 34103

12730 New Brittany Boulevard,

Fort Myers, Florida 33907

19059 South Tamiami Trail,

Fort Myers, Florida 33907

28000 Spanish Wells Boulevard

Bonita Springs, Florida 34135

804 Cape Coral Parkway

Cape Coral, Florida 33904

17120 San Carlos Boulevard

Fort Myers Beach, Florida 33931

Loan Production Office:

2810 Fruitville Road, Suite 120

Sarasota, Florida 34237

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

(c)  Description of Real Estate and Operating Data.

Not Applicable.

Item 3.    Legal Proceedings

Pelican Financial and Pelican National are not party to any material pending legal proceedings at December 31, 2004.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for a vote during the quarter ended December 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2005, there were 4,494,365 shares of common stock of Pelican Financial outstanding held by approximately 81 shareholders of record.  The following table sets forth the high and low sales prices of the common stock for the periods indicated.  The prices do not include retail markups, markdowns, or commissions.  Our common stock has traded on the American Stock Exchange under the symbol “PFI” since November 10, 1999.  The following share prices were adjusted for the spin-off of The Washtenaw Group on December 31, 2003.  The prices reflect approximately 44% of the high and low sales price.  This is the approximate value of Pelican Financial on December 31, 2004, based on the aggregate closing price of The Washtenaw Group and Pelican Financial.

Year Ended	High	Low
2004
First Quarter	$8.54	$5.00
Second Quarter	$5.95	$4.77
Third Quarter	$5.30	$4.80
Fourth Quarter	$7.20	$4.75
2003
First Quarter	$2.65	$1.96
Second Quarter	$4.20	$2.59
Third Quarter	$5.20	$3.87
Fourth Quarter	$5.94	$4.73
2002
First Quarter	$2.63	$1.71
Second Quarter	$6.26	$2.54
Third Quarter	$4.34	$2.20
Fourth Quarter	$2.34	$1.81
2001
First Quarter	$1.61	$1.03
Second Quarter	$1.72	$1.03
Third Quarter	$2.98	$1.39
Fourth Quarter	$2.56	$2.03
2000
First Quarter	$2.11	$1.51
Second Quarter	$1.81	$1.05
Third Quarter	$1.48	$1.11
Fourth Quarter	$1.12	$0.60

Future dividends have been suspended so that future earnings can be invested in the company.  The Board of Directors will approve any future dividends.  Because we do not conduct any operations other than managing our investment in Pelican National we are dependent for income on dividends received from Pelican National.  Also applicable to us are certain regulatory restrictions imposed by the FRB on the payment of dividends to our stockholders.  Declaration of dividends by the Board of Directors of Pelican National will depend upon a number of factors, including, investment opportunities available to Pelican National, capital requirements, regulatory limitations, and general economic conditions.  Generally, Pelican National may not declare or pay dividends on its capital stock if the payment would cause its regulatory capital to be reduced below the minimum requirements imposed by regulations of the Office of the Comptroller of the Currency.

See Item 12 and Note 18 to the Consolidated Financial Statements for an equity compensation plan table relating to the Stock Option and Incentive Plan of Pelican Financial.

Item 6.    Selected Financial Data

We are providing the following information to aid you in your analysis of Pelican Financial.    The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 below.

Summary Financial and Other Data

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share information)
Balance Sheet Data:
Total assets	$198,816	$221,515	$386,251	$374,554	$201,236
Cash and cash equivalents	10,491	55,420	57,362	16,885	10,174
Total loans, net	110,831	109,939	104,082	91,861	87,393
Mortgage-backed securities and securities available for sale	69,386	49,730	2,560	5,085	5,864
Assets of discontinued operations	—	—	198,657	240,897	94,610

Nonperforming loans	559	455	1,655	1,894	1,184
Real estate acquired through foreclosure	—	333	76	77	33
Total nonperforming assets	559	788	1,731	1,971	1,217

Deposits	140,709	191,913	153,834	103,572	82,109
Note payable	—	292	792	1,295	1,792
Federal Home Loan Bank borrowings	41,500	12,000	18,000	16,000	14,000
Liabilities of discontinued operations	—	—	180,947	224,483	81,690
Total liabilities	182,528	204,625	354,420	346,370	179,872

Stockholders’ equity	16,288	16,890	31,831	28,184	21,364
Shares outstanding	4,494,365	4,488,351	4,440,241	4,393,194	4,392,120
Book value per share	$3.62	$3.76	$7.17	$6.42	$4.86

Other Data:
Number of:
Full-service retail banking facilities	6	4	3	2	2
Full-time equivalent employees (continuing operations)	69	62	39	35	32

Summary of Operations

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Operations Data:
Interest and dividend income	$10,538	$10,142	$10,825	$9,989	$8,878
Interest expense	4,388	3,473	4,305	4,909	4,388
Net interest income	6,150	6,669	6,520	5,080	4,490
Provision for loan losses	(225)	1,058	300	562	257
Net interest income after provision for loan losses	6,375	5,611	6,220	4,518	4,233
Noninterest income	731	232	772	318	287
Noninterest expense	7,484	7,234	4,683	4,232	3,204
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(378)	(1,391)	2,309	604	1,316
Income tax expense (benefit)	(127)	(473)	787	208	449
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(251)	(918)	1,522	396	867

Income from operations of discontinued mortgage subsidiary	—	14,279	2,763	10,673	(970)
Income tax (benefit)	—	4,841	956	3,646	(323)
Income (loss) on discontinued operations	—	9,438	1,807	7,027	(647)
Income (loss) before cumulative effect of change in accounting principle	(251)	8,520	3,329	7,423	220
Cumulative effect of change in accounting principle	—	—	413	(420)	—
Net income	$(251)	$8,520	$3,742	$7,003	$220

Per Share Data:
Basic earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.21)	$0.35	$0.09	$0.20
Diluted earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.21)	$0.34	$0.09	$0.20
Per share effect of discontinued operations	$—	$2.12	$0.41	$1.60	$(0.15)
Per share cumulative effect of change in accounting principle	$—	$—	$0.09	$(0.10)	$—
Basic earnings per share	$(0.06)	$1.91	$0.85	$1.59	$0.05
Diluted earnings per share	$(0.06)	$1.91	$0.84	$1.59	$0.05
Weighted Average number of shares outstanding	4,489,438	4,455,281	4,420,938	4,392,570	4,392,120

Key Operating Ratios

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Performance Ratios (1):
Return on average assets	(0.11)%	(0.48)%	0.96%	0.34%	0.94%
Return on average common equity	(1.54)	(6.15)	11.32	4.73	10.14
Interest rate spread	1.92	2.09	2.58	2.94	3.98
Net interest margin	2.73	3.67	4.31	4.52	5.01
Noninterest expense to average assets	3.14	3.74	2.96	3.63	3.47
Efficiency ratio	108.76	104.82	64.22	78.40	67.07
Cash dividend payout ratio	—	20.94	7.14	3.14	—

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.28	0.36	0.45	0.53	0.60
Nonperforming loans to total gross loans at end of period	0.50	0.41	1.57	2.04	1.34
Allowance for loan losses to total gross loans at end of period	0.86	1.20	1.01	0.92	0.57
Allowance for loan losses to nonperforming loans at end of period	170.83	292.31	64.21	45.22	42.82

(1) Ratios calculated using continuing operations only, except dividend payout ratio.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

Pelican Financial currently serves as the holding company of Pelican National and until the distribution on December 31, 2003, Washtenaw Mortgage Company.  Pelican Financial’s operations involved both mortgage banking and retail banking, but will focus on retail banking in the future.  The mortgage banking segment involved the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors.  The retail banking segment involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its six offices in Naples, Fort Myers, Bonita Springs and Cape Coral, Florida.

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

Management is also focusing on increasing core deposits to allow the opportunity to cross sell other products and services.  As part of this objective, Pelican National has aggressively marketed a money market deposit account in its local markets during the first nine months of the year.  During the fourth quarter, management decided to reduce the interest rate being paid on the money market accounts in an effort to increase its interest margin.  This resulted in larger than projected withdrawals during the fourth quarter.  Furthermore, Washtenaw transferred all of its’ custodial account balances out of Pelican National in December 2004.  As a result of these two events, Pelican National borrowed additional money from the Federal Home Loan Bank.  Pelican National intends to replace the borrowing with traditional core deposits over time depending on its capital and liquidity position.

SPIN-OFF

On December 31, 2003, Pelican Financial distributed all of the outstanding shares of The Washtenaw Group, Inc. to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial.  Following the distribution certain individuals will serve as officers of both Washtenaw and Pelican Financial.  Washtenaw will pay their salaries and all other compensation.   Pelican Financial will reimburse Washtenaw, as part of a Transitional Services Agreement (the “TSA”), for time spent on Pelican Financial matters.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.  After the distribution, officers and other employees providing services to both companies will be required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

INTERCOMPANY TRANSACTIONS

During the periods covered, Pelican National entered into various transactions with Washtenaw Mortgage, which is affiliated by common ownership.  The Washtenaw Group, Inc., wholly owns Washtenaw Mortgage.  These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and borrowings.

During the year ended December 31, 2004, Pelican Financial paid Washtenaw $151,717 as part of the TSA.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.

During the years ended December 31, 2004, 2003 and 2002, Washtenaw sold loans to Pelican National totaling $356,550, $15,730,311 and zero.  The sales were executed at current market prices, and resulted in a gain of $7,259, $170,829 and zero to Washtenaw, respectively.

During the years ended December 31, 2004, 2003 and 2002, Pelican National paid servicing and loan underwriting fees to Washtenaw of $38,371, $104,761and $77,208.

Washtenaw established and maintained escrow and custodial funds aggregating approximately zero, $63,469,501 and $73,564,542 at Pelican National at December 31, 2004, 2003 and 2002.  These custodial funds are not assets of Washtenaw, but are deposits of Pelican National and are included in the consolidated financial statements.  Pelican National paid no interest income on these funds in the periods presented.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale in 2002.  The outstanding balances at December 31, 2002 was $5,174,618.  During the year ended December 31, 2002, Washtenaw paid Pelican National Bank $568,288 in related interest income.

At December 31, 2003, Washtenaw was a guarantor on the loan for Pelican Financial in the amount of $291,665.  The guaranty was secured by a blanket pledge of the servicing portfolio.  The loan was paid in full in January 2004.

TECHNOLOGY

Pelican National tries to offer its customers and employees the best available solutions in technology in a cost effective manner.  During 2004, the following significant projects were completed:

•                  Continued upgrades to various internal networks to allow for improved reliability and security of internal systems.

•                  Expanded feature / functionality of electronic banking to include electronic presentment options as required by Check 21.

•                  Completed integration of Baker Hill and Laser Pro loan processing packages with existing mainframe applications to improve lending efficiency.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Management evaluates its estimates and judgments on an on-going basis.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estmates under different assumptions or conditions.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of credit losses incurred in Pelican Financial’s loan portfolio as of the balance sheet date.  Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.  The ultimate recovery of all loans is susceptible to future market factors beyond the Pelican Financial’s control.

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

DISCONTINUED OPERATIONS CRITICAL ACCOUNTING POLICIES

Gain on Sale of Loans and Mortgage Servicing Rights

The discontinued operation of Washtenaw Mortgage securitized substantially all of the mortgage loans it produced in exchange for all of the beneficial interests in the resulting securities, and then sold those securities on a regular basis in the secondary mortgage market. By-products of those securitizations are MSRs which were generally either held as long-term investments or sold immediately.

Loans held for sale were carried at the lower of cost or fair value, in aggregate.  Fair value was based on outstanding sales commitment prices for the related loans or stated market prices for similar loans in normal market outlets used by Washtenaw.  MSRs were included in the carrying value of loans held for sale until the sale of loans on a servicing retained basis, at which time the servicing rights were established as a separate asset.  Gains or losses realized on loan sales were recorded at the settlement date, which was the date the sales price is received and control of the loan had been surrendered to the buyer.  Gains or losses realized on the sale of servicing rights were recorded when title and substantially all risks and rewards of ownership have passed to the buyer, and any protection provisions retained by Washtenaw (such as refunding sales premiums upon prepayment of the related loans within 90-120 days of sale) were minor and can be reasonably estimated.

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

The most significant assumption we used to value mortgage servicing rights was prepayment rate. Prepayment rates are estimated based on published industry consensus prepayment rates.  Prepayments will increase or decrease in correlation with market interest rates, and actual prepayments generally differ from our initial estimates. If actual prepayment rates were different than we originally estimated, we may receive less mortgage servicing income, which could reduce the value of our mortgage servicing rights. We periodically evaluated our MSRs for impairment, which was measured as the excess of carrying value over fair value of each stratum of MSR. In the event of impairment, the adjustment was recognized in our consolidated statements of operations.

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

Derivatives and Interest Rate Risk Management Activities

The discontinued operation utilized derivatives extensively in connection with its interest rate risk management activities.   Washtenaw Mortgage was exposed to interest rate risk on loans held for sale and the pipeline of loans in process.  As market rates increase or decrease, the market value of loans held for sale and loans in process will decline or increase.  To offset this interest rate risk, Washtenaw Mortgage entered into derivatives, including U.S. Treasury options and forward contracts to deliver loans and mortgage backed securities.  In accordance with SFAS 133, all derivative instruments were recorded at fair value.  Accordingly, U.S. Treasury options and forward contracts were carried at fair value, as determined by the amount payable or receivable to/from the counterparty as if the derivatives were settled at the balance sheet date.  The fair value of the forward sales contracts and U.S. Treasury options are based on the end of the period pricing from Bloomberg.

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

In connection with its pipeline of loans in process, Washtenaw Mortgage issued interest rate lock commitments (“IRLCs”) to loan applicants and financial intermediaries. The IRLCs guarantee the loan terms for a period of time while the application is in process, primarily between five and 60 days. IRLCs are derivative instruments as defined by SFAS 133 and, therefore, were required to be recorded at fair value with changes in fair value reflected in current period earnings. Changes in the fair value of IRLCs will move in the opposite direction and will partially offset changes in the fair value of U.S. Treasury options and forward contracts.  However, unlike Washtenaw Mortgage’s other derivative instruments, there is no active market for IRLCs that can be used to determine an IRLC’s fair value. Consequently, Washtenaw Mortgage has developed a methodology for estimating the fair value of its IRLCs.

Washtenaw Mortgage estimated the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan, given the probability that the loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted secondary market prices and is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular, the change, if any, in mortgage rates subsequent to the lock date. In general, the probability increases if mortgage rates rise and decreases if mortgage rates fall. This is due primarily to the relative attractiveness of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications and purpose of the loans (purchase or refinance). Washtenaw Mortgage has developed closing ratio estimates (“Fallout Curves”) using its historical empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Curves are utilized to estimate the quantity of loans that will fund within the terms of the IRLCs.

Since the U.S. Treasury options and forward commitments were used to manage the interest rate risk exposure of loans held for sale and IRLCs, it was generally expected that the fluctuations in fair value of the various derivatives and effectively hedged loans will largely, though not entirely, offset so that the net effect on earnings is not material.  However, the net effect on earnings was dependent on the effectiveness of hedging activities and a variety of other factors, including market interest rate volatility, actual fallout rates, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

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

FINANCIAL CONDITION

General.  At December 31, 2004, total assets were $198.8 million compared to $221.5 million at December 31, 2003.  Management is committed to growing the balance sheet with quality assets that provide the appropriate yields.  The following is a discussion of the significant fluctuations between the December 31, 2004 and 2003 balance sheets.

Assets

Cash and Cash Equivalents.  Cash and cash equivalents were $10.5 million at December 31, 2004 compared to $55.4 million at December 31, 2003.  The decrease of $44.9 million or 81% was primarily the result of Washtenaw removing all of the investor accounts related to its servicing portfolio at Pelican National.  The balances at December 31, 2003 related to Washtenaw’s servicing portfolio was $63.5 million.  This was offset by a money market deposit program Pelican National Bank began offering in August, 2003 that has raised the amount of core deposits at Pelican National.  In addition, two additional branches were opened, which also increased overall deposits.

Securities Available for Sale  Securities available for sale were $69.4 million at December 31, 2004 compared to $49.7 million at December 31, 2003.  The increase of $19.7 million or 40% was primarily the result of Pelican National’s ability to invest its deposits and Federal Home Loan Bank Borrowings in higher yielding securities as opposed to federal funds sold.  This is due to a more stable deposit base after the withdrawal of the deposits from Washtenaw which were very volatile throughout each month.

Loans Receivable.  Total portfolio loans were $110.8 million at December 31, 2004, an increase of $1.0 million from $109.8 at December 31, 2003.  This lack of change in the portfolio resulted primarily from an increase in installment loan and residential real estate lending production at Pelican National and offset by a reduction in the commercial real estate portfolio and loans being paid in full.

Pelican National has had difficulty finding quality loan officers in its market.  As a result, with the exception of marine lending, overall new loan originations have not changed significantly.   Management intends to more aggressively pursue obtaining quality loans through purchases from other financial institutions.

Other Real Estate Owned.  Other real estate owned decreased to zero at December 31, 2004.  This was a decrease of approximately $333,000 compared to December 31, 2003.  The decrease is related to the sale of existing foreclosures from the prior year and a lack of any significant foreclosure activity during the year ended December 31, 2004.

Premises and Equipment.  Premises and equipment increased to $3.7 million at December 31, 2004 from $2.7 million at December 31, 2003.  The $1.0 million increase was the result of opening two additional branches and the related capital expenditures including land, buildings and equipment.

Liabilities

Deposits.  Total deposits were $140.7 million at December 31, 2004 compared to $191.9 million at December 31, 2003, representing a decrease of $51.2 million or 27%.  The decrease was the result of Washtenaw Mortgage removing all of the investor accounts related to its loan servicing portfolio at Pelican National.  This was offset by the opening of two additional branches and a focus on developing new deposit relationships with customers.  This was achieved by increasing the yield paid on money market accounts to one of the highest in the local market area at various times during the year.  In addition, the newest branches opened in 2004 had collected approximately $11.6 million in deposits as of December 31, 2004.

Pelican National continues to reduce its reliance on certificates of deposits obtained from brokers and the Internet.  Pelican National is allowing all certificates of deposits obtained in this manner to mature without replacing the funds.  At December 31, 2004 and 2003, there were $6.5 and $10.4 million in deposits obtained from brokers and the Internet.

Federal Home Loan Bank Borrowings.  During the year, Federal Home Loan Bank borrowings increased from $12.0 million to $41.5 million at December 31, 2004.  The increase of $29.5 million was due to Washtenaw withdrawing its deposits in December 2004.  Pelican National borrowed the additional funds from the Federal Home Loan Bank on a short-term basis until it is able to replace the Washtenaw deposits with core deposits.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

General.  Pelican Financial’s net loss from continuing operations before cumulative effect of change in accounting principle for the year ended December 3l, 2004 and 2003 was $251,000 and $918,000.  The decreased loss of approximately $667,000 for the year ended December 31, 2004 was primarily the result of the decrease in provision for loan losses offset by an increase in noninterest expense and a decrease in net interest income.  Pelican Financial’s net loss for the year ended December 3l, 2004 was $251,000 compared to earnings of $8.5 million for the year ended December 31, 2003.  The decrease is the result of $9.4 million in net income for the year ended December 31, 2003 contributed from discontinued operations.

Net Interest Income.  Net interest income (interest earned net of interest charges) totaled $6.1 million for the year ended December 31, 2004, as compared to $6.7 million for the year ended December 31, 2003, representing a decrease of $600,000, or approximately 10%.  The decrease is due to the reduction in net interest margin.  The reduction in net interest margin is due to higher yielding loans paying in full and being replaced by lower yielding loans and investment securities.  Also, the average balance in noninterest-bearing demand deposits decreased which attributed to a higher cost of funds, despite the decrease in cost of funds on interest bearing liabilities.

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

	Years Ended December 31,
	2004			2003			2002
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$29,376	$377	1.28%	$51,126	$563	1.10%	$19,303	$323	1.67%
Securities	88,061	2,635	2.99	9,253	430	4.65	7,799	474	6.08
Loans receivable, net	107,967	7,526	6.97	121,182	9,149	7.55	124,294	10,028	8.07
Total interest-earning assets	225,404	10,538	4.68	181,561	10,142	5.59	151,396	10,825	7.15
Noninterest-earning assets:
Cash and due from banks	7,134			8,286			5,448
Allowance for loan losses	(1,243)			(1,149)			(1,028)
Other assets	7,031			4,492			2,325
Total assets	238,326			193,190			158,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$772	14	1.81%	$827	6	0.73%	$813	7	0.86%
Money market accounts	97,053	1,933	1.99	25,011	479	1.92	6,160	141	2.29
Savings deposits	9,741	134	1.38	12,191	183	1.50	11,874	297	2.50
Time deposits	36,788	1,591	4.32	44,230	1,806	4.08	57,671	2,796	4.85
Other borrowings	14,505	716	4.94	16,932	998	5.89	17,742	1,064	6.00
Total interest-bearing liabilities	158,859	4,388	2.76	99,191	3,472	3.50	94,260	4,305	4.57
Noninterest-bearing liabilities:
Demand deposits	62,906			78,724			48,169
Other liabilities	224			347			2,262
Stockholders’ equity	16,337			14,928			13,450
Total liabilities and stockholders’ equity	$238,326			$193,190			$158,141
Interest rate spread			1.92%			2.09%			2.58%
Net interest income and net interest margin		$6,150	2.73%		$6,670	3.67%		$6,520	4.31%

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

The following table contains certain information regarding changes in interest income and interest expense of Pelican Financial (excluding discontinued operations) for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:

A.                                   changes in volume (changes in volume multiplied by the old interest rate); and

B.                                     changes in rates (changes in interest rates multiplied by the old average volume).

	Year Ended December 31, 2004 vs. Year Ended December 31, 2003			Year Ended December 31, 2003 vs. Year Ended December 31, 2002
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold	$(186)	$(304)	$118	$240	$303	$(63)
Securities	2,205	2,301	(96)	(44)	168	(212)
Loans receivable, net	(1,623)	(953)	(670)	(879)	(247)	(632)
Total interest income	396	1,044	(648)	(683)	224	(907)

INTEREST-BEARING LIABILITIES:
NOW accounts	8	—	8	(1)	—	(1)
Money market accounts	1,454	1,434	20	338	357	(19)
Savings deposits	(49)	(35)	(14)	(114)	8	(122)
Time deposits	(215)	(332)	117	(990)	(590)	(400)
Short term borrowings	(282)	(132)	(150)	(66)	(48)	(18)
Total interest expense	916	935	(19)	(833)	(273)	(560)

Net change in interest income	$(520)	$109	$(629)	$150	$497	$(347)

(1)                                  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management.  During the year ended December 31, 2004, management reversed the provision for loan losses by $225,000 compared to a provision of $1,058,000 for the year ended December 31, 2003.  The allowance for loan losses as of December 31, 2004 was $954,000, or 0.86% of total portfolio loans, compared to $1.3 million, or 1.20% of total loans at December 31, 2003.

Our allowance for loan losses is maintained at a level based upon our regular, quarterly assessments of the probable estimated losses incurred in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar un-graded loans.

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

During the year ended December 31, 2004 the allowance for loan losses decreased by $376,000.  The decrease was largely due to a reduction in the specific allowance on impaired loans reviewed by the bank.  Criticized assets decreased from $10.7 million at December 31, 2003 to $4.5 million at December 31, 2004.  These loans represent loans with one or more underwriting deficiencies as identified by bank management or the bank’s regulatory agency.  Management is in the process of corrective actions on the criticized loans in an effort to improve the rating on the criticized assets.  Criticized assets may or may not be delinquent.

Noninterest Income.  Noninterest income totaled $731,000 for the year ended December 31, 2004 compared to $231,000 for the year ended December 31, 2003.  The increase is due to the increase in gain on sale of securities to $319,000 from a $29,000 loss and the increase net gain on foreclosed assets and other income to $214,000 from a $13,000 loss.  This was offset by a decrease in the gain on sale of loans from $94,000 to $28,000.  The increase in the gain on sale of securities resulted from the favorable market conditions at the time the securities were sold for liquidity purposes.  The decrease in gain on sale loans resulted from the reduction in the sales of marine loans during 2004.

Compensation and Employee Benefits Expense.  Compensation and benefits totaled $3.9 million for the year ended December 31, 2004 compared to $3.6 million for the year ended December 31, 2003, representing an increase of approximately $200,000, or 6%.  The expense in 2003 was partially the result of a one time, $300,000 severance payment to the previous President of Pelican National.  As a result, the increase in continuing operational costs was approximately $500,000.  These costs increased primarily from the opening of two additional branches during the first six months of 2004.

Occupancy and Equipment Expense.  Occupancy and equipment expense totaled $1.3 million for the year ended December 31, 2004 compared to $1.0 million for the year ended December 31, 2003.  The increase was due to Pelican National opening two bank branches during 2004 and the full year of expenses incurred related to the branches opened in 2003.

Legal.  Legal expenses decreased to $237,000 compared to $408,000 for the years ended December 31, 2004 and 2003.  The decrease is primarily due to the expenses related to various legal requirements and issues involved in the spin-off of Washtenaw Mortgage during 2003.

Accounting and Auditing.  Accounting and auditing expenses were $168,000 compared to $200,000 for the years ended December 31, 2004 and 2003, respectively.  The decrease is primarily due to the expenses related to various audit work involved in the spin-off of Washtenaw Mortgage during 2003 offset by small increases in the annual internal and external audit fees.

Data Processing.  Data Processing expense increased to $239,000 compared to $137,000 for the years ended December 31, 2004 and 2003.  The increase is due to the increased costs on the core systems contract due to the additional depositor relationships established during 2004.

Marketing and advertising.  Marketing and advertising expenses decreased to $105,000 compared to $180,000 for the years ended December 31, 2004 and 2003.  The reduction in expenditures was due to reduced advertising and the use of lower cost alternatives.

Loan and other real estate owned.  Loan and other real estate owned expenses decreased to $315,000 compared to $443,000 for the years ended December 31, 2004 and 2003.  This is due to reduced costs associated with foreclosures and repossessions in 2004.

Debt Extinguishments.  Debt extinguishments expenses decreased from $310,000 to zero for the years ended December 31, 2004 and 2003.  The decrease represents pre-payment penalties for the pay-off prior to maturity of $6.0 million in Federal Home Loan Bank borrowings in 2003.  This was done to reduce Pelican National’s excess liquidity and to eliminate debt with rates above current market rates.  The weighted average interest rate on the two paid-off notes was 6.58%.

Other Noninterest Expense.  Other noninterest expenses increased to $1.3 million compared to $929,000 for the years ended December 31, 2004 and 2003.  The increase is due to the additional branches and employees added during 2004.

Provision for Income Taxes.  For the years ended December 31, 2004 and 2003, the provision for income taxes was a benefit of $127,000 compared to $473,000, a difference of $346,000 between the comparable periods.  The decrease was due to the reduced pre-tax loss in 2004.  The effective tax rate for both periods was constant at approximately 34%.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002

General.  Pelican Financial’s net loss from continuing operations before cumulative effect of change in accounting principle for the year ended December 3l, 2003 was $918,000 compared to net income of $1.5 million for the year ended December 31, 2002.  The decrease of approximately $2.4 million for the year ended December 31, 2003 was primarily the result of increases in provision for loan losses and noninterest expense.  Pelican Financial’s net income for the year ended December 3l, 2003 was $8.5 million compared to $3.7 for the year ended December 31, 2002.  The increase is the result of a $7.6 million increase in income from discontinued operations resulting from a decrease in mortgage servicing right valuation adjustments and increase in loan originations related to the discontinued operations.

Net Interest Income.  Net interest income (interest earned net of interest charges) totaled $6.7 million for the year ended December 31, 2003, as compared to $6.5 million for the year ended December 31, 2002, representing an increase of $149,000, or approximately 2%.  The consistency in dollar amount is due to the reduction in interest rate earned on earning assets being offset by an increase in the average balance outstanding of earning assets and a reduction in the cost of funds.  The reduction in the cost of funds is due to a change in composition of deposit with a greater reliance in 2003 on money markets as compared to certificates of deposits which typically have a higher cost.  In addition, the certificates of deposits that matured in 2003 were typically replaced with lower yielding alternatives.

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

Noninterest Income.  Noninterest income totaled $231,000 for the year end December 31, 2003 compared to $772,000 for the year ended December 31, 2002.  The decrease is due to the decrease in gain on sale of securities from $163,000 to a $29,000 loss, the decrease in the gain on sales MSRs and loans from $370,000 to $94,000 and the decrease in other income from a $73,000 gain to a $30,000 loss.  The decrease in the gain on sale of securities resulted from the unfavorable market conditions at the time the securities were sold for liquidity purposes.  The decrease in gain on sales of mortgage servicing rights and loans, net resulted from the reduction in the sales of marine loans during 2003.  Other income decreased primarily due to the loss on the disposition of real estate owned and boat repossessions.

Compensation and Employee Benefits Expense.  Compensation and benefits totaled $3.6 million for the year ended December 31, 2003 compared to $2.2 million for the year ended December 31, 2002, representing an increase of approximately $1.4 million or 64%.  The increase during 2003 was partially the result of a $300,000 severance payment to the previous President of Pelican National.  In addition, Pelican National’s third branch was open for the entire year and the fourth branch opened in the spring of 2003.  These costs may continue to increase due the scheduled opening of two additional branches during the first six months of 2004.

Occupancy and Equipment Expense.  Occupancy and equipment expense totaled $1.0 million for the year ended December 31, 2003 compared to $761,000 for the year ended December 31, 2002.  The increase was due to Pelican National opening a third bank branch during the fourth quarter of 2002, as well as opening a fourth branch in the spring of 2003. These costs may continue to increase due to the scheduled opening of two additional branches during the first six months of 2004.

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

Debt Extinguishments.  Debt extinguishments expenses increased to $310,000 compared to zero for the years ended December 31, 2003 and 2002.  The increase represents pre-payment penalties for the pay-off prior to maturity of $6.0 million in Federal Home Loan Bank borrowings.  This was done to reduce Pelican National Bank’s excess liquidity and to eliminate debt with rates above current market rates.  The weighted average interest rate on the two paid-off notes was 6.58%.

Other Noninterest Expense.  Other noninterest expenses increased to $929,000 compared to $834,000 for the years ended December 31, 2003 and 2002.  The increase is due to the additional branches and employees added during 2003.  These costs may continue to increase due the scheduled opening of two additional branches during the first six months of 2004.

Provision for Income Taxes.  For the year ended December 31, 2003 and 2002, the provision for income taxes was a benefit $473,000 and an expense of $787,000, a difference of $1.2 million between the comparable periods.  The decrease was due to the pre-tax loss in 2003.  The effective tax rate for both periods was constant at approximately 34%.

Contractual Obligations

The following table provides information about Pelican Financial’s contractual obligations as of December 31, 2004.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term Borrowings	$29,500,000	$29,500,000	$—	$—	$—

Long-Term Debt	12,000,000	—	—	—	12,000,000

Capital Lease Obligations	—	—	—	—	—

Operating Leases	1,617,583	600,051	936,053	81,479	—

Certificates of Deposit	44,503,201	22,218,619	18,768,202	3,516,380	—

Total	$87,620,784	$52,318,670	$19,704,255	$3,597,859	$12,000,000

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis.  Pelican Financial’s primary source of funds is dividends paid by Pelican National.  Pelican Financial will require approval from the FRB to fund any growth by through the use of debt.  Subject to specific approval from the FRB, Pelican Financial can borrow up to $3.0 million.  At this time, management is not actively attempting to achieve any additional financing.

Pelican National has established various borrowing sources to meet its liquidity need.  These sources are both secured and unsecured borrowings and can be for various durations.  In addition, Pelican National has the ability to raise deposits in its market place through six full service branches.  Management also has the ability to attract deposits using the Internet or deposit brokers.

At December 31, 2004, Pelican National exceeded all applicable regulatory minimum capital requirements as well as the requirement to be considered “well capitalized” for regulatory purposes.  Pelican Financial also exceeded its regulatory minimum capital requirements at December 31, 2004.  For a detailed discussion of the regulatory capital requirements to which Pelican Financial and Pelican National are subject, and for a tabular presentation of compliance with these requirements, see “Regulation - Pelican Financial,” “Regulation - Pelican National - Capital Requirements,” and Note 12 of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance was to be effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s consolidated financial statements. Pelican Financial will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.  Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $13,983 during the balance of 2005, $26,904 in 2006, $15,310 in 2007, $8,992 in 2008 and $4,718 in 2009.  There will be no significant effect on financial position, as total equity will not change.

In December 2004 the FASB issued accounting standard SFAS 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.   This statement modifies an exception from fair value measurement of nonmonetary exchanges.  Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value.  This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.  Pelican Financial does not expect this statement to have an effect on the financial statements.

Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition.  It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.  Pelican Financial does not expect this statement to have an effect on the financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes thereto presented in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of Pelican Financial’s operations.  Unlike most industrial companies, nearly all the assets and liabilities of Pelican Financial are monetary in nature.  As a result, interest rates have a greater impact on Pelican Financial’s performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The following table provides information about Pelican Financial’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004.  The securities available for sale were based upon maturity unless callable by the issuer.  The expected maturity date values for loans receivable were calculated without adjusting the contractual maturity dates for prepayments.  Loans receivable are shown excluding the allowance for loan losses.  Loans held for sale are shown in the period in which they are expected to be sold.  Maturity dates for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

(Dollars in thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value 12/31/2004
Rate sensitive assets:
Federal funds sold	$7,384						$7,384	$7,384
Average interest rate	2.25%
Interest bearing deposits with banks	$276						$276	$276
Average interest rate	2.06%
Securities available for sale	$27,639	$6,945	$7,978	$4,969		$21,855	$69,386	$69,386
Average interest rate	2.01%	3.00%	3.42%	2.69%		3.91%
Fixed interest rate loans receivable	$1,701	$1,789	$4,355	$1,746	$1,404	$44,588	$55,583	$55,908
Average interest rate	7.47%	6.56%	9.62%	7.47%	6.88%	6.84%
Variable interest rate loans receivable	$24,989	$5,046	$7,412	$7,470	$7,725	$3,288	$55,930	$56,257
Average interest rate	6.77%	6.06%	5.48%	5.98%	5.44%	6.11%

Rate sensitive liabilities:
Savings and interest bearing demand deposits	$81,005						$81,005	$81,005
Average interest rate	1.91%
Certificates of deposits	$22,219	$4,190	$14,578	$1,930	$1,586		$44,503	$45,487
Average interest rate	2.84%	3.15%	4.87%	3.85%	2.77%
Federal Home Loan Bank borrowings	$29,500					$12,000	$41,500	$42,034
Average interest rate	2.44%					5.37%

Item 8.    Financial Statements

REPORT OF INEDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Pelican Financial, Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Pelican Financial, Inc. (the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Grand Rapids, Michigan

February 14, 2005

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents
Cash and due from banks	$2,831,621	$6,264,960
Interest-bearing deposits	275,800	45,728,744
Federal funds sold	7,384,068	3,426,013
Total cash and cash equivalents	10,491,489	55,419,717
Accounts receivable, net	410,436	179,488
Securities available for sale	69,385,545	49,729,994
Federal Reserve & Federal Home Loan Bank Stock	2,669,700	949,000
Loans held for sale	—	141,200
Loans receivable, net of allowance of $953,954 and $1,330,112	110,830,985	109,798,257
Loan servicing rights, net	12,054	29,368
Other real estate owned	—	332,857
Premises and equipment, net	3,713,200	2,658,018
Other assets	1,302,169	2,277,736

	$198,815,578	$221,515,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$15,200,340	$74,004,969
Interest-bearing	125,508,431	117,907,625
Total deposits	140,708,771	191,912,594
Note payable	—	291,665
Federal Home Loan Bank borrowings	41,500,000	12,000,000
Other liabilities	319,057	421,088
Total liabilities	182,527,828	204,625,347

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,494,365 and 4,488,351 outstanding at December 31, 2004 and 2003	44,943	44,884
Additional paid in capital	15,574,767	15,568,593
Retained earnings	932,726	1,183,546
Accumulated other comprehensive income (loss), net of tax	(264,686)	93,265
Total shareholders’ equity	16,287,750	16,890,288

	$198,815,578	$221,515,635

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Operations

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest income
Loans, including fees	$7,525,937	$9,148,444	$10,028,618
Investment securities, taxable	2,635,218	430,257	473,410
Federal funds sold and overnight accounts	376,677	563,084	322,980
Total interest income	10,537,832	10,141,785	10,825,008

Interest expense
Deposits	3,671,517	2,474,514	3,240,473
Other borrowings	716,433	997,915	1,064,314
Total interest expense	4,387,950	3,472,429	4,304,787

Net interest income	6,149,882	6,669,356	6,520,221

Provision for loan losses	(225,000)	1,058,000	300,000

Net interest income after provision for loan losses	6,374,882	5,611,356	6,220,221

Noninterest income
Gain (loss) on sale of securities, net	318,940	(29,015)	162,776
Service charges on deposit accounts	169,870	179,146	155,609
Gain on sales of loans, net	28,371	94,054	369,781
Net gain (loss) on foreclosed assets and other income	214,048	(12,735)	83,746
Total noninterest income	731,229	231,450	771,912

Noninterest expense
Compensation and employee benefits	3,857,215	3,617,106	2,233,588
Occupancy and equipment	1,303,789	1,008,652	760,547
Legal	237,195	408,339	282,766
Accounting and auditing	168,089	199,578	117,856
Data processing	238,965	136,804	99,381
Marketing and advertising	104,687	180,901	130,310
Loan and other real estate owned	315,194	443,231	224,981
Debt extinguishments	—	309,673	—
Other noninterest expense	1,258,586	929,383	833,824
Total noninterest expense	7,483,720	7,233,667	4,683,253
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(377,609)	(1,390,861)	2,308,880
Income tax expense (benefit)	(126,789)	(472,696)	786,648
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(250,820)	(918,165)	1,522,232
Discontinued operations:
Income from operations of discontinued mortgage subsidiary	—	14,278,682	2,762,924
Income tax	—	4,840,446	956,501
Income from discontinued operations	—	9,438,236	1,806,423
Income (loss) before cumulative effect of change in accounting principle	(250,820)	8,520,071	3,328,655
Cumulative effect of change in accounting principle, net of tax	—	—	413,449
Net income (loss)	$(250,820)	$8,520,071	$3,742,104
Basic earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	$(0.06)	$(0.21)	$0.35
Diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle	(0.06)	(0.21)	0.34
Per share effect of discontinued operations	—	2.12	0.41
Per share cumulative effect of change in accounting principle	—	—	0.09
Basic earnings (loss) per share	$(0.06)	$1.91	$0.85
Diluted earnings (loss) per share	$(0.06)	$1.91	$0.84

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2004, 2003 and 2002

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
Balance at January 1, 2002	4,393,194	$43,932	$15,187,942	$12,951,072	$761	$28,183,707
Net income				3,742,104		3,742,104
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net					13,080	13,080
Comprehensive income						3,755,184
Exercise of stock options and warrants	47,047	470	157,631			158,101
Cash dividend of $0.06 per share				(266,334)		(266,334)
Balance at December 31, 2002	4,440,241	44,402	15,345,573	16,426,842	13,841	31,830,658
Net income				8,520,071		8,520,071
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net					79,424	79,424
Comprehensive income						8,599,495
Cash dividend of $0.40 per share				(1,781,929)		(1,781,929)
Exercise of stock options and warrants	48,110	482	223,020			223,502
Distribution of The Washtenaw Group, Inc.				(21,981,438)		(21,981,438)
Balance at December 31, 2003	4,488,351	44,884	15,568,593	1,183,546	93,265	16,890,288
Net (loss)				(250,820)		(250,820)
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available for sale, net					(357,951)	(357,951)
Comprehensive (loss)						(608,771)
Exercise of stock options and warrants	6,014	59	6,174			6,233
Balance at December 31, 2004	4,494,365	$44,943	$15,574,767	$932,726	$(264,686)	$16,287,750

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$(250,820)	$8,520,071	$3,742,104
Adjustments to reconcile net income to net cash from operating activities
Net income of discontinued operations	—	(9,438,236)	(1,806,423)
Cumulative effect of change in accounting principle	—	—	(413,449)
Amortization (accretion) of securities, net	282,510	(30,114)	(8,927)
Amortization of mortgage servicing rights	17,314	40,521	12,952
Gain on sales of mortgage servicing rights and loans, net	(28,371)	(94,054)	(369,781)
Provision for loan losses	(225,000)	1,058,000	300,000
(Gain) loss on sale of securities	(318,940)	29,015	(162,776)
Depreciation	175,940	230,044	182,772
Purchases and origination of mortgage loans held for sale	(1,522,400)	(4,722,800)	(17,112,460)
Proceeds from sale of mortgage loans held for sale	1,691,972	9,850,271	15,563,512
Changes in assets and liabilities that (used) provided cash
Accounts receivable and other assets	894,012	(269,598)	(869,961)
Other liabilities	(102,031)	(426,523)	(171,941)
Operating activities of discontinued operations	—	57,080,631	28,304,817
Net cash provided (used) by operating activities	614,186	61,827,228	27,190,439

Cash flows from investing activities
Loan originations, net	(807,728)	6,741,219	(12,521,701)
Other real estate owned, net	367,863	(257,075)	1,217
Property and equipment expenditures, net	(1,231,122)	(1,692,923)	(917,930)
Proceeds from sales of securities available for sale	83,073,000	44,799,214	37,566,798
Purchase of securities available for sale	(111,757,206)	(91,865,987)	(39,230,522)
Proceeds from maturities and principal repayments of securities available for sale	8,522,734	18,523	4,380,082
Sale (Purchase) of Federal Home Loan Bank Stock and Federal Reserve Stock	(1,720,700)	381,000	(260,000)
Investing activities of discontinued operations	—	25,959,604	19,417,818
Net cash provided (used) by investing activities	(23,553,159)	(15,916,425)	8,435,762

Cash flows from financing activities
Increase (decrease) in deposits	(51,203,823)	38,078,815	50,261,369
Cash dividends	—	(1,781,929)	(266,334)
Decrease in notes payable due on demand	(291,665)	(500,002)	(503,000)
Advances on Federal Home Loan Bank borrowings	32,000,000	—	4,000,000
Repayments on Federal Home Loan Bank borrowings	(2,500,000)	(6,000,000)	(2,000,000)
Proceeds from exercise of stock options	6,233	223,502	158,101
Financing activities of discontinued operations	—	(77,873,407)	(46,799,032)
Net cash provided (used) by financing activities	(21,989,255)	(47,853,021)	4,851,104

Net change in cash and cash equivalents	(44,928,228)	(1,942,218)	40,477,305
Cash and cash equivalents at beginning of year	55,419,717	57,361,935	16,884,630
Cash and cash equivalents at end of year	$10,491,489	$55,419,717	$57,361,935

Supplemental cash disclosures
Interest paid, continuing operations	$4,337,356	$3,464,170	$4,262,819
Income taxes paid, continuing operations	—	529,190	1,481,224

Non-cash investing activity
Loans transferred to (from) held for sale	—	(13,515,301)	—

Non-cash financing activity
Distribution of discontinued mortgage operations	—	21,981,438	—

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

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

Pelican National commenced operations as a national bank in Naples, Florida on August 25, 1997.  The Bank presently operates six full-service banking facilities and engages primarily in the business of attracting deposits from the general public.  The Bank uses such deposits, together with other funds, to originate and purchase commercial, real estate, marine and consumer loans for sale in the secondary market and for holding in its own portfolio.

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

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures and actual results could differ from those estimates.  The fair value of financial instruments, the valuation of mortgage servicing rights, the valuation of loans held for sale, the allowance for loan losses and the status of contingencies are particularly subject to change.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, federal funds sold, short-term interest-bearing deposits in banks, and funds due from banks.  Pelican Financial considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Securities:

Debt securities are classified as available for sale.  Securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effects, as other comprehensive income until realized.

Realized gains or losses on the sales of securities available for sale are based on the specific identification method.  Premiums and discounts on all securities are amortized to expense and accreted to income over the life of the securities using the interest method, without anticipating pre-payments.

Federal Reserve and Federal Home Loan Bank (FHLB) stock is restricted stock, carried at cost that is required by the Federal Reserve and the FHLB to be maintained by Pelican National.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Other Real Estate:

Other real estate is recorded at the lower of cost or fair value, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs relating to the development and improvement of real estate are capitalized, whereas those costs relating to holding the real estate are charged to expense.

Premises and Equipment:

Premises and equipment are stated at cost, net of accumulated depreciation.   Leasehold improvements are depreciated (or amortized) over the lesser of the term of the related lease or the estimated useful lives of the assets.  Depreciation is computed using either an accelerated or straight-line method over the estimated useful lives of the related assets.  Estimated lives range from 3 to 5 years with the exception of buildings which can range to 39 years.

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

Loan origination fees and costs are deferred as a component of the balance of loans held for sale.  Since mortgage loans originated or acquired for sale are generally sold within 60 days, any related fees and costs are not amortized during that period, but are recognized when the loan is sold.  Loan origination fees and costs on loans receivable (not held for sale) are deferred and recognized in interest income using the level yield method without anticipating prepayment.

Servicing fees earned for servicing loans for investors are generally calculated based on the outstanding principal balances of the loans serviced and are recorded as revenue when received.

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

Operating Segments:

Pelican Financial’s continuing operations include one primary segment, retail banking.  The retail banking segment involves the origination of commercial, residential and consumer loans as well as the collections of deposits in six bank branches.

Comprehensive Income:

Comprehensive income (loss) includes both net income and other comprehensive income (loss).  Other comprehensive (loss) income includes the change in unrealized gains and losses on securities available for sale, which is also reported as a separate component of shareholders’ equity.

Stock Dividends and Splits:

Common stock amounts, market values and per share disclosures related to stock-based compensation plans and earnings and dividends per share disclosures have been retroactively restated for stock dividends and splits.  Stock dividends are transferred at the fair value of shares issued.

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

	2004	2003	2002
Net income (loss) as reported	$(250,820)	$8,520,071	$3,742,104
Deduct: Stock-based compensation expense determined under fair value based method	21,741	17,384	60,670
Pro forma net income	$(272,561)	$8,502,687	$3,681,434

Basic earnings per share as reported	$(0.06)	$1.91	$0.85
Pro forma basic earnings per share	(0.06)	1.91	0.83

Diluted earnings per share	$(0.06)	$1.91	$0.84
Pro forma diluted earnings per share	(0.06)	1.91	0.82

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.  The weighted average fair value of the options granted for the year ended December 31, 2004 are $3.48.  The weighted average fair value of the options granted for the year ended December 31, 2002 are $2.24.  No options were granted during 2003.

	2004	2003	2002
Risk-free interest rate	3.98%	—	3.03%
Expected option life	5 years	—	5 years
Expected stock price volatility	0.15	—	0.81
Dividend yield	—	—	0.91%

Concentration of Credit Risk:

Pelican National grants commercial, residential, marine and consumer loans primarily to customers in Collier and Lee Counties in Florida. Although Pelican National has a diversified loan portfolio, substantial portions of its debtors are dependent upon the real estate economic sector.

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

New Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1). The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance was to be effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (FSP EITF 03-01-1). FSP EITF 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-01. During the period of the delay, FSP EITF 03-1-1 states that companies should continue to apply relevant “other-than-temporary” guidance. The adoption of EITF 03-1, excluding paragraphs 10-20, did not impact the Company’s consolidated financial statements. The Company will assess the impact of paragraphs 10-20 of EITF 03-1 once the guidance has been finalized.

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $13,983 during the balance of 2005, $26,904 in 2006, $15,310 in 2007, $8,992 in 2008 and $4,718 in 2009. There will be no significant effect on financial position as total equity will not change.

In December 2004 the FASB issued accounting standard SFAS 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005. The Company does not expect this statement to have an effect on the financial statements.

Statement Of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The Company does not expect this statement to have an effect on the financial statements.

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

NOTE 2 – SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003). Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial. The balance sheet, income statement and cash flow statement for 2003 and 2002, include the activity of Washtenaw as a discontinued operation. During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw and no allocation of parent company expenses has been reflected in discontinued operations.

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

The following table provides unaudited proforma information for Pelican Financial continuing operations assuming the transitional services agreement was in effect for all periods presented. The amounts included represent management’s estimate of the amount of reimbursement from Pelican Financial to Washtenaw that would have been paid during these periods had the transitional services agreement existed. In 2004, the actual transitional services reimbursements are included in the loss from continuing operations.

These amounts are based on past experience of time spent on Pelican Financial matters, and are primarily for accounting, human resources and senior management services.  A tax rate of 34% was assumed for all periods.

	2004	2003	2002
Income (loss) from continuing operations before tax, as reported	$(377,609)	$(1,390,861)	$2,308,880
Transitional services reimbursement adjustment (unaudited)	—	(232,875)	(224,999)
Adjusted income (loss) from continuing operations before tax (unaudited)	(377,609)	(1,623,736)	2,083,881
Adjusted income taxes (unaudited)	(126,789)	(551,874)	710,148
Adjusted income (loss) from continuing operations (unaudited)	$(250,820)	$(1,071,862)	$1,373,733
Income (loss) from continuing operations as reported	$(250,820)	$(918,165)	$1,522,232

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

During the year ended December 31, 2004, Pelican Financial paid Washtenaw $151,717 as part of the transitional service agreement. Prior to the distribution, Pelican did not reimburse Washtenaw for these services.

During the years ended December 31, 2004, 2003 and 2002, Washtenaw sold loans to Pelican National totaling $356,550, $15,730,311 and zero. The sales were executed at current market prices, and resulted in a gain of $7,259, $170,829 and zero to Washtenaw, respectively.

During the years ended December 31, 2004, 2003 and 2002, Pelican National paid servicing and loan underwriting fees to Washtenaw of $38,371, $104,761and $77,208.

Washtenaw established and maintained escrow and custodial funds aggregating approximately zero, $63,469,501 and $73,564,542 at Pelican National at December 31, 2004, 2003 and 2002. These custodial funds are not assets of Washtenaw, but are deposits of Pelican National and are included in the consolidated financial statements. Pelican National paid no interest expense on these funds in the periods presented.

Pelican National provided a secured borrowing for a portion of Washtenaw’s loans held for sale in 2002. The outstanding balance at December 31, 2002 was $5,174,618. During the year ended December 31, 2002, Washtenaw paid Pelican National Bank $568,288 in related interest income.

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The fair value and related unrealized gains and losses on securities available for sale recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
U.S. Government Agencies and Sponsored Entities	$49,933,692	$—	$(220,371)
Mortgage Backed Securities	19,451,853	8,120	(188,789)
	$69,385,545	$8,120	$(409,160)
2003
U.S. Government Agencies and Sponsored Entities	$25,402,507	$112,503	$(156,382)
Mortgage Backed Securities	24,327,487	185,190	—
	$49,729,994	$297,693	$(156,382)

The fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Fair Value

Due in one year or less	$27,638,791
Due after one year through five years	19,891,776
Due after five years	2,403,125
Mortgage-Backed Securities	19,451,853

$69,385,545

At December 31, 2004 and 2003, $13,942,600 and zero of securities were pledged as collateral.

For the years ended December 31, 2004, 2003 and 2002, proceeds from the sales of securities totaled $83,073,000, $44,799,214 and $37,566,798. Gross gains from the sales of securities totaled $318,940, $129,360 and $162,776 for the same periods. Gross losses from the sale of securities totaled zero, $158,375 and zero. The tax effect of gains and (losses) from the sales of securities totaled $108,440, ($9,865) and $55,344.

Securities with unrealized losses at year end 2004 and 2003 not recognized in income are as follows, reported by length of time in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2004
U.S. Government Agencies and Sponsored Entities	$46,530,567	$(149,681)	$2,403,125	$(70,690)	$48,933,692	$(220,371)
Mortgage Backed Securities	10,286,318	(188,789)	—	—	10,286,318	(188,789)
	$56,816,885	$(338,470)	$2,403,125	$(70,690)	59,220,010	(409,160)
2003
U.S. Government Agencies and Sponsored Entities	$7,289,326	$(156,382)	$—	$—	$7,289,326	$(156,382)

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

NOTE 5 - LOANS RECEIVABLE

Loans receivable consist of the following:

	2004	2003
Commercial, financial and agricultural	$1,967,687	$1,619,450
Commercial real estate	38,751,936	43,850,625
Residential real estate	46,689,250	45,056,027
Marine	17,823,612	14,448,766
Consumer	6,552,454	6,153,501
	111,784,939	111,128,369
Deduct allowance for loan losses	(953,954)	(1,330,112)

Loans receivable, net	$110,830,985	$109,798,257

Activity in the allowance for loan losses for the years are as follows:

	2004	2003	2002

Balance at beginning of period	$1,330,112	$1,062,109	$856,216
Provision for loan losses	(225,000)	1,058,000	300,000
Loans charged-off	(303,550)	(868,858)	(106,789)
Recoveries	152,392	78,861	12,682

Balance at end of period	$953,954	$1,330,112	$1,062,109

Impaired loans are as follows:

	2004	2003

Year-end loans with no allocated allowance for loan losses	$2,327,151	$1,367,540
Year-end loans with allocated allowance for loan losses	—	3,682,906
	$2,327,151	$5,050,446

Amount of the allowance for loan losses allocated	$—	$504,463

	2004	2003

Average of impaired loans during the year	$4,603,239	$3,548,589
Interest income recognized during impairment	553,231	241,547
Cash-basis interest income recognized	$553,231	$241,547

Non performing loans from continuing operations were as follows:

	2004	2003

Loans past due over 90 days still on accrual	$108,590	$—
Non-accrual loans	449,846	455,251

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Loans to related parties are as follows:

	2004	2003
Beginning of year	$—	$900,075
New loans	—	403,900
Paid in full/sales	—	(1,303,975)
Repayments	—	—

End of year	$—	$—

NOTE 6 – MORTGAGE LOANS SERVICED

Mortgage and Other Servicing Rights:

Activity related to mortgage and other servicing rights is summarized below and includes the activity of the discontinued operation during the 2003 and 2002:

	2004	2003	2002

Balance at beginning of period	$29,368	$69,888	$8,000
Additions	—	39,470,149	31,361,613
Sales	—	(20,531,792)	(21,796,513)
Amortization	(17,314)	(6,359,601)	(4,544,949)
Reclassified to discontinued operation	—	(12,619,276)	(4,958,263)
Balance at end of period	12,054	29,368	69,888

Valuation allowance at beginning of period	—	—	—
Adjustment for impairment	—	(1,734,698)	(8,616,240)
Adjustment for sale of servicing rights	—	—	2,562,995
Reclassified to discontinued operation	—	1,734,698	6,053,245
Valuation allowance at end of period	—	—	—

Net	$12,054	$29,368	$69,888

The estimated fair value of servicing rights approximated carrying value for all periods.

The following are the critical assumptions used to estimate the fair value of the mortgage loan servicing rights of the discontinued operation:

	2003	2002

Weighted average discount rate	9.33%	9.23%

Weighted average prepayment rates	24.30%	29.76%

Servicing cost per loan	$52.00	$49.00

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

Pelican Financial maintains escrow and custodial funds of Washtenaw, aggregating approximately zero, $63,469,501 and $73,564,542 at December 31, 2004, 2003 and 2002. The escrow and custodial funds include the loans being serviced while held for sale. These funds are placed on deposit at Federal Deposit Insurance Corporation (“FDIC”) insured banks and amounts on deposits outside Pelican Financial are not included in the assets and liabilities of the Company.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment includes the following at year end:

	2004	2003

Land	$1,087,000	$825,000
Buildings	1,394,712	1,205,707
Computer equipment and software	723,048	610,874
Furniture and fixtures	1,160,996	627,484
Leasehold improvements	293,232	158,803
	4,658,988	3,427,868
Accumulated depreciation and amortization	(945,788)	(769,850)

	$3,713,200	$2,658,018

NOTE 8 – DEPOSITS

Deposits are comprised of the following at year end:

	2004	2003

Noninterest-bearing	$15,200,340	$74,004,969
Interest-bearing demand	70,591,765	68,997,832
Savings	10,413,465	9,365,835
	96,205,570	152,368,636
Certificates of deposit:
Under $100,000	18,348,700	16,204,813
Over $100,000	23,634,539	20,711,824
IRAs	2,519,962	2,627,321
Total certificates	44,503,201	39,543,958

	$140,708,771	$191,912,594

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

2005	$22,218,619
2006	4,190,067
2007	14,578,135
2008	1,930,134
2009	1,586,246

$44,503,201

At December 31, 2004 and 2003, certificates of deposit obtained from brokers are $5,045,000 and $8,120,000.

NOTE 9 – BORROWINGS

Pelican Financial had a note payable due on demand, bearing interest at the Federal Funds rate plus 2.75%, resulting in a rate of 3.75% at December 31, 2003. The outstanding balance at December 31, 2004 and 2003 was zero and $291,665.

Year-end advances from the Federal Home Loan Bank are as follows:

	2004	2003
2.44% variable rate short term advance, due January 2005	$29,500,000	$—
5.79% advance, due February 2010	3,000,000	3,000,000
5.97% advance, due March 2010	3,000,000	3,000,000
5.89% advance, due September 2010	3,000,000	3,000,000
3.82% advance, due September 2012	3,000,000	3,000,000
	$41,500,000	$12,000,000

The above advances unless otherwise noted are at a fixed interest rate. Mortgage loans totaling $30,232,681 and $13,982,856 million in Federal Home Loan Bank securities at December 31, 2004, were eligible as collateral for these advances under a blanket collateral agreement with the FHLB. The $29,500,000 due in January 2005 consists of overnight funds that can be paid down at Pelican Nationals discretion.

NOTE 10 - FEDERAL INCOME TAXES

Income tax expense (benefit) is comprised of the following components:

	2004	2003	2002
Continuing operations
Current provision (benefit)	$(493,882)	$(266,308)	$722,001
Deferred provision (benefit)	367,093	(206,388)	64,647
Total from continuing operations	(126,789)	(472,696)	786,648
Discontinued operations		4,840,446	956,501
Cumulative effect of change in accounting principle	—	—	212,989
	$(126,789)	$4,367,750	$1,956,138

The net deferred tax asset is comprised of the following at year end:

	2004	2003
Deferred tax assets
Loan mark to market	$98,252	$147,377
Loan loss reserve	232,357	355,666
Other real estate owned reserve	—	53,165
State tax net operating loss carryforward	24,605	—
Unrealized loss on securities	136,354	—
	491,568	556,208
Deferred tax liabilities
Mortgage servicing rights	(4,098)	(9,984)
Depreciation	(206,034)	(22,300)
Unrealized gain on securities	—	(48,046)
Prepaid expenses	(38,333)	—
Loan fees and costs	(71,777)	(146,464)
	(320,242)	(226,794)
Valuation allowance	(24,605)	—
Net deferred tax asset	$146,721	$329,414

There was no valuation allowance for deferred taxes in 2003. In 2004, a valuation allowance was established for a Florida net operating loss carryforward of $677,812 that expires in 2024.

The difference between the financial statement tax expense (benefit) and amounts computed by applying the statutory federal rate of 34% to pretax income from continuing operations is reconciled as follows:

	2004	2003	2002
Statutory rate applied to income before taxes	$(128,387)	$(472,893)	$785,019
Add (Deduct)
Effect of nondeductible expenses	1,747	42,987	1,629
Other	(149)	(42,790)	—
Income tax expense from continuing operations	$(126,789)	$(472,696)	$786,648

NOTE 11 – LEASES

Pelican Financial leases office facilities under noncancelable operating leases.

Future minimum lease payments at December 31, 2004 under noncancelable leases are as follows:

2005	$600,051
2006	528,856
2007	407,197
2008	81,479
2009	—

$1,617,583

For periods ended December 31, 2004, 2003 and 2002, rental expense under operating leases for continuing operations was approximately $566,000, $509,000 and $387,000.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that Pelican Financial and Pelican National meet all capital adequacy requirements to which they are subject and are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, Pelican Financial and Pelican National must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that date that management believes have changed Pelican Financial’s or Pelican National’s categories.

Actual consolidated and Pelican National capital amounts (in thousands) and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total capital (to risk weighted assets)
Pelican Financial	$17,505	16.31%	$8,588	8.00%	$10,736	10.00%
Pelican National	16,655	15.53	8,578	8.00	10,722	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	16,551	15.42	4,294	4.00	6,441	6.00
Pelican National	15,702	14.64	4,289	4.00	6,433	6.00
Tier 1 capital (to average assets)
Pelican Financial	16,551	7.57	8,749	4.00	10,936	5.00
Pelican National	15,702	7.18	8,746	4.00	10,932	5.00
2003
Total capital (to risk weighted assets)
Pelican Financial	$18,124	15.50%	$9,356	8.00%	$11,695	10.00%
Pelican National	15,912	13.66	9,321	8.00	11,651	10.00
Tier 1 capital (to risk weighted assets)
Pelican Financial	16,794	14.36	4,678	4.00	7,017	6.00
Pelican National	14,582	12.51	4,661	4.00	6,991	6.00
Tier 1 capital (to average assets)
Pelican Financial	16,794	7.96	8,436	4.00	10,546	5.00
Pelican National	14,582	7.20	8,100	4.00	10,125	5.00

The declaration of dividends by Pelican National is limited to Pelican National’s retained net profit for the current and prior two years. As of December 31, 2004 dividends payable to Pelican Financial are limited to $1,845,713.

On October 16, 2003, Pelican National entered into a memorandum of understanding (“MOU”) with the Office of the Comptroller of the Currency (OCC), which puts in place additional operational and reporting requirements on the Management and Board of Directors of Pelican National Bank but does not impose any financial covenants. While the MOU is not a legally binding document, non-compliance with MOU could cause the OCC to impose further requirements or restrictions on the Bank.

NOTE 13 - RETIREMENT PLAN

Pelican Financial has a profit sharing plan established under Section 401(k) of the Internal Revenue Code.  Employees may contribute up to 100% of their compensation, subject to legal limitations. Pelican Financial contributes one-half of the participant’s contribution up to 3% of the participant’s compensation. Pelican Financial incurred expenses from continuing operations of $20,781, $14,261 and $14,413 relating to the plan during the periods ended December 31, 2004, 2003 and 2002, respectively.

NOTE 14 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes are as follows:

	2004	2003	2002
Unrealized holding gains and losses on securities available for sale	$(223,411)	$91,324	$182,595
Less: Reclassification adjustments for gains (losses) later recognized in income	318,940	(29,015)	162,776
Net unrealized gains and losses on securities available for sale	(542,351)	120,339	19,819
Tax effect	184,400	(40,915)	(6,739)
Other comprehensive income (loss)	$(357,951)	$79,424	$13,080

NOTE 15 – DERIVATIVES (applicable to discontinued operations)

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

Derivatives such as U.S. Treasury options and forward contracts are used by Washtenaw to manage interest rate risk on rate lock commitments and loans held for sale. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date. The derivatives involve underlying items, such as interest rates, and were designed to transfer risk. Substantially all of these instruments expire within 90 days. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. These derivatives were recorded in the financial statements at fair value.

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

	December 31,
	2003	2002
Net gain/(loss) recognized in earnings	$353,397	$(2,158,662)
Ineffective portion of hedge	(12,110)	(42,607)
Gain/(loss) from derivatives excluded from hedges	365,507	(2,116,055)

NOTE 16 – LOAN COMMITMENTS

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2004	2003
Commitments to make loans	$2,138,028	$1,075,856
Unused lines of credit	2,649,952	2,512,123

Commitments to make loans are generally made for periods of 60 days or less. Loan commitments have interest rates ranging from 5.00% to 18.00% and maturities ranging from 1 year to 10.75 years.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of Pelican Financial’s financial instruments, excluding discontinued operations, were as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$10,491,489	$10,491,489	$55,419,717	$55,419,717
Accounts receivable, net	410,436	410,436	179,488	179,488
Securities available for sale	69,385,545	69,385,545	49,729,994	49,729,994
Federal Reserve and FHLB stock	2,669,700	2,669,700	949,000	949,000
Loans held for sale	—	—	141,200	142,272
Loans receivable, net	110,830,985	112,165,000	109,798,257	112,276,000
Accrued interest receivable	688,055	688,055	690,831	690,831

LIABILITIES
Deposits	(140,708,771)	(141,692,519)	(191,912,594)	(193,492,571)
Note payable	—	—	(291,665)	(291,665)
FHLB Advances	(41,500,000)	(42,033,933)	(12,000,000)	(12,659,498)
Accrued interest payable	(231,115)	(231,115)	(180,521)	(180,521)

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Reserve and FHLB stock, short-term borrowings, accounts receivable and payable, accrued interest and demand deposits. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on sales commitments or secondary market quotes for the related loans or similar loans. Fair value of FHLB Advances is based on the current rates for similar financing. The fair value of off-balance-sheet items is not significant.

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

All outstanding awards shall become immediately exercisable in the event of a change in control of Pelican Financial.

The following is a summary of stock option activity for the years ended December 31 (adjusted for stock dividends and splits):

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	130,410	$6.01	206,775	$5.28	245,225	$5.28
Granted	346,385	3.79	—	—	5,000	7.00
Exercised	(1,807)	3.45	(48,110)	4.64	(37,455)	4.19
Forfeited or cancelled	(144,683)	5.77	(28,255)	4.51	(5,995)	6.36

Outstanding end of year	330,305	$3.79	130,410	$6.01	206,775	$5.28
Exercisable at end of year	262,137	$3.46	97,840	$5.94	113,435	$5.50

Options outstanding at December 31, 2004 have a weighted average life of 5.62 years, with exercise prices ranging from $3.45 to $8.10. The Company has 21,223 available options available for grant.

The Company issued stock warrants in connection with its initial public offering in 1999, and the warrants became exercisable one year after the offering. During 2001 there were 52,800 warrants outstanding at an exercise price of $7.64 (as adjusted for stock dividends and splits). During 2004, 2003 and 2002, 12,320, zero and 26,400 warrants were exercised. The remaining warrants have expired. The warrants were anti-dilutive for all periods presented.

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

NOTE 19 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share. Weighted average shares have been restated for all stock splits.

	2004	2003	2002
Basic:
Income (loss) from continuing operations	$(250,820)	$(918,165)	$1,522,232
Income from discontinued operations	—	9,438,236	1,806,423
Income (loss) before cumulative effect of change in accounting principle	(250,820)	8,520,071	3,328,655
Cumulative effect of change in accounting principle	—	—	413,449
Net income (loss) applicable to common stock	(250,820)	8,520,071	3,742,104

Weighted average shares outstanding	4,489,438	4,455,281	4,420,938

Income (loss) from continuing operations per share	(0.06)	(0.21)	0.35
Income from discontinued operations per share	—	2.12	0.41
Cumulative effect of change in accounting principle per Share	—	—	0.09
Basic earnings (loss) per share	$(0.06)	$1.91	$0.85

Diluted:
Income (loss) from continuing operations	$(250,820)	$(918,165)	$1,522,232
Income from discontinued operations	—	9,438,236	1,806,423
Income (loss) before cumulative effect of change in accounting principle	(250,820)	8,520,071	3,328,655
Cumulative effect of change in accounting principle	—	—	413,449
Net income (loss) applicable to common stock	(250,820)	8,520,071	3,742,104

Weighted average shares outstanding	4,489,438	4,455,281	4,420,938
Dilutive effect of stock options and warrants	—	—	37,425
Diluted average shares outstanding	4,489,438	4,455,281	4,458,363
	—
Income (loss) from continuing operations per share	$(0.06)	(0.21)	0.34
Income from discontinued operations per share	—	2.12	0.41
Cumulative effect of change in accounting principle per share	—	—	0.09
Diluted earnings (loss) per share	$(0.06)	$1.91	$0.84

NOTE 20 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	2004	2003
ASSETS
Cash and cash equivalents	$777,885	$2,185,216
Investment in Pelican National	15,438,202	14,678,265
Other assets	134,204	435,228

Total assets	$16,350,291	$17,298,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note payable	$—	$291,665
Accrued expenses and other liabilities	62,541	116,756

Shareholders’ equity	16,287,750	16,890,288

Total liabilities and shareholders’ equity	$16,350,291	$17,298,709

CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	2004	2003	2002

Dividends from Washtenaw	$—	$5,166,827	$923,603
Non interest expense	558,077	1,117,448	584,223
Income (loss) before income tax and undistributed subsidiary income	(558,077)	4,049,379	339,830
Income tax benefit	189,368	379,795	198,119
Equity in undistributed subsidiary income (loss)	117,889	(180,512)	1,908,336
Equity in discontinued operations	—	4,271,409	1,279,700
Net income	(250,820)	8,520,071	3,725,535
Unrealized gain (loss) on securities, net of tax and reclassification effects	(357,951)	79,424	13,080

Comprehensive income (loss)	$(608,771)	$8,599,495	$3,738,615

Prior to 2003, parent company shareholders’ equity, net income and comprehensive income differ from consolidated amounts due to the effect of intercompany loan sales.

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$(250,820)	$8,520,071	$3,725,535
Adjustments
Equity in undistributed subsidiary (income) loss	(117,889)	180,512	(1,908,336)
Equity in discontinued operation	—	(4,271,409)	(1,279,700)
Change in other assets	301,024	(82,309)	(6,195)
Change in other liabilities	(54,214)	(121,155)	(163,635)
Net cash provided (used) by operating activities	(121,899)	4,225,710	367,669

Cash flows from financing activities
Cash dividends	—	(1,781,929)	(266,334)
Proceeds from exercise of stock options	6,233	223,502	158,101
Decrease in note payable due on demand	(291,665)	(500,002)	(503,000)
Net cash (used) by financing activities	(285,432)	(2,058,429)	(611,233)

Cash flows from investing activities
Contribution of capital to subsidiary	(1,000,000)	—	—
Net cash (used) by investing activities	(1,000,000)	—	—

Net change in cash and cash equivalents	(1,407,331)	2,167,281	(243,564)

Cash and cash equivalents at beginning of year	2,185,216	17,935	261,499

Cash and cash equivalents at end of year	$777,885	$2,185,216	$17,935

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Income/ (Loss) from continuing	Income/ (Loss) of Discontinued	Net	Earnings/(Loss) Per Share From Continuing Operations
	Income	Income	operations	Operations	Income/(Loss)	Basic	Fully Diluted

2004
First Quarter	$2,588,477	$1,548,976	$(160,424)	$—	$(160,424)	$(0.04)	$(0.04)
Second Quarter	2,756,359	1,602,774	(71,217)	$—	(71,217)	(0.02)	(0.02)
Third Quarter	2,745,978	1,564,791	155,814	$—	155,814	0.03	0.03
Fourth Quarter	2,447,018	1,433,341	(174,993)	$—	(174,993)	(0.03)	(0.03)

2003
First Quarter	$2,594,887	$1,744,502	$267,862	$2,663,166	$2,931,028	$0.06	$0.06
Second Quarter	2,739,492	1,924,099	(152,611)	3,409,732	3,257,121	(0.03)	(0.03)
Third Quarter	2,424,823	1,582,216	(370,278)	3,744,374	3,374,096	(0.08)	(0.08)
Fourth Quarter	2,382,583	1,418,539	(663,138)	(379,036)	(1,042,174)	(0.16)	(0.16)

The income earned in the third quarter in 2004 is the result of management reversing the provision for loan losses by $225,000 largely due to a reduction in the specific allowance on impaired loans.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information contained under the caption “Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers” in Pelican Financial’s Proxy Statement for the annual meeting of stockholders to be held April 28, 2005 is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 12.    Securities Ownership of Certain Beneficial Owners and Management

The following table details information regarding our existing equity compensation plans as of December 31, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders(1)	330,305	$3.79	21,223
Total	330,305	$3.79	21,223

(1) The Company maintains a Stock Option and Incentive Plan. For more information on the Stock Option and Incentive Plan, please see Note 18 to our consolidated financial statements.

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

(b)                                 Reports on Form 8-K

November 4, 2004 to announce results of the quarter ended September 30, 2004.

December 1, 2004 to announce The Washtenaw Group, Inc, a company related by common ownership with Pelican Financial, Inc. and its bank subsidiary, Pelican National, has withdrawn as of December 1, 2004 all of the their deposits at Pelican National.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELICAN FINANCIAL, INC.

March 25, 2005	By:	/s/ Charles C. Huffman
Charles C. Huffman
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles C. Huffman	President, Chief Executive Officer,	March 25, 2005
Charles C. Huffman	and Chairman of the Board
(Principal Executive Officer)

/s/ Howard M. Nathan	Chief Financial Officer and	March 25, 2005
Howard M. Nathan	Director
(Principal Financial and
Accounting Officer)

/s/ Robert C. Huffman	Director	March 25, 2005
Robert C. Huffman

/s/ Raleigh E. Allen, Jr.	Director	March 25, 2005
Raleigh E. Allen, Jr.

/s/ Timothy J. Ryan	Director	March 25, 2005
Timothy J. Ryan

/s/ S. Lynn Stokes	Director	March 25, 2005
S. Lynn Stokes

s/ Howard B. Montgomery Jr.	Director	March 25, 2005
Howard B. Montgomery Jr.

/s/ Scott D. Miller	Director	March 25, 2005
Scott D. Miller