Form 10-Q
period 2005-03-31
PELICAN FINANCIAL INC
filed 2005-05-13
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

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

Common Stock Outstanding as of April 30, 2005

Common Stock, $0.01 Par value                                            4,494,365 Shares

PELICAN FINANCIAL, INC.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$966,961	$2,831,621
Interest-bearing deposits	1,601,113	275,800
Federal funds sold	10,877,466	7,384,068
Total cash and cash equivalents	13,445,540	10,491,489
Securities available for sale	68,157,039	69,385,545
Federal Reserve & Federal Home Loan Bank Stock	2,489,900	2,669,700
Loans receivable, net	113,992,909	110,830,985
Premises and equipment, net	3,633,571	3,713,200
Other assets	2,105,630	1,724,659

	$203,824,589	$198,815,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$19,330,858	$15,200,340
Interest-bearing	129,817,994	125,508,431
Total deposits	149,148,852	140,708,771
Federal Home Loan Bank borrowings	38,500,000	41,500,000
Other liabilities	601,221	319,057
Total liabilities	188,250,073	182,527,828

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,494,365 outstanding at March 31, 2005 and December 31, 2004	44,943	44,943
Additional paid in capital	15,574,767	15,574,767
Retained earnings	606,306	932,726
Accumulated other comprehensive income (loss), net of tax	(651,500)	(264,686)
Total shareholders’ equity	15,574,516	16,287,750

	$203,824,589	$198,815,578

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans, including fees	$1,947,805	$1,999,705
Investment securities, taxable	536,418	499,232
Federal funds sold and overnight accounts	71,690	89,540
Total interest income	2,555,913	2,588,477

Interest expense
Deposits	806,599	876,459
Other borrowings	357,309	163,042
Total interest expense	1,163,908	1,039,501

Net interest income	1,392,005	1,548,976

Provision for loan losses	—	75,000

Net interest income after provision for loan losses	1,392,005	1,473,976

Noninterest income
Gain on sales of securities, net	—	2,330
Service charges on deposit accounts	58,042	30,529
Gain on sale of loans, net	1,657	9,641
Net gain (loss) on foreclosed assets and other income	3,910	58,970
Total noninterest income	63,609	101,470

Noninterest expense
Compensation and employee benefits	874,816	937,674
Occupancy and equipment	378,766	270,806
Legal	67,837	49,625
Accounting and auditing	50,303	70,122
Data processing	73,242	48,202
Marketing and advertising	44,465	32,153
Loan and other real estate owned	66,545	123,279
Other noninterest expense	393,899	286,464
Total noninterest expense	1,949,873	1,818,325

Income (loss) before income taxes	(494,259)	(242,879)

Income tax expense (benefit)	(167,839)	(82,455)

Net Income (loss)	$(326,420)	$(160,424)

Basic earnings (loss) per share	$(0.07)	$(0.04)
Diluted earnings (loss) per share	$(0.07)	$(0.04)

Comprehensive income	$(713,234)	$196,322

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.
Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31,

	2005	2004
Cash flows from operating activities
Net cash provided (used) by operating activities	$(62,279)	$11,338

Cash flows from investing activities
Loan originations, net	(3,161,924)	(96,051)
Other real estate owned, net	—	214,262
Property and equipment expenditures, net	(38,283)	(488,141)
Purchase of securities available for sale	(26,953,023)	(44,208,937)
Proceeds from sales of securities available for sale	—	5,000,000
Proceeds from maturities and principal repayments of securities available for sale	27,549,679	609,083
Sale (purchase) of Federal Home Loan Bank stock	179,800	(243,200)
Net cash provided (used) by investing activities	(2,423,751)	(39,212,984)

Cash flows from financing activities
Increase in deposits	8,440,081	49,079,337
Repayments on Federal Home Loan Bank Borrowings	(3,000,000)
Decrease in note payable due on demand	—	(291,665)
Net cash provided by financing activities	5,440,081	48,787,672

Net change in cash and cash equivalents	2,954,051	9,586,026

Cash and cash equivalents at beginning of period	10,491,489	55,419,717

Cash and cash equivalents at end of period	$13,445,540	$65,005,743

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three month period ended March 31, 2005 and 2004, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiary Pelican National Bank (“Pelican National”).  All references herein to Pelican Financial include the consolidated results of its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information:

Pelican Financial’s operations include one primary segment, retail banking.  The retail-banking segment involves attracting deposits from the general public and using such funds to originate and purchase existing consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its five bank branches.  Pelican National’s primary revenues are comprised of net interest income from loans and investments, service charges on deposit accounts and gain on sales of loans.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$(326,420)	$(160,424)
Deduct: Stock-based compensation expense determined under fair value based method	4,547	3,443
Pro forma net income (loss)	$(330,967)	$(163,867)

Basic earnings (loss) per share as reported	$(0.07)	$(0.04)
Pro forma basic earnings (loss) per share	(0.07)	(0.04)

Diluted earnings (loss) per share	$(0.07)	$(0.04)
Pro forma diluted earnings (loss) per share	(0.07)	(0.04)

Due to the spin-off (see Note 3), options outstanding at December 31, 2003 included 10,735 options that were held by employees of Washtenaw Mortgage Company (“Washtenaw”).  These options were cancelled during the first quarter of 2004 and replaced with options on stock of The Washtenaw Group.  While employees and directors of Pelican Financial and Pelican National held the remaining options, the intrinsic value (market value per share, less option exercise price) of these options was significantly reduced by the effect of the spin-off.  As a result of the spin-off, the number and exercise price of these options was modified in January 2004 to restore the options to substantially the same intrinsic value as existed at the date of the spin-off.    Accordingly, the options outstanding at December 31, 2003 were replaced with 288,385 options at an exercise price of $3.45.  Since the options were modified to offset the effect of the spin-off on the stock price per share, no compensation expense was recognized for the modification.

PELICAN FINANCIAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements have been included.  The results of operations for the period ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Pelican Financial’s Form 10-K.

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

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2005	December 31, 2004
Commercial, financial and agricultural	$1,947,566	$1,967,687
Commercial real estate	36,164,592	38,751,936
Residential real estate	49,879,327	46,689,250
Marine	19,297,211	17,823,612
Consumer loans	7,676,051	6,552,454
	114,964,747	111,784,939
Deduct allowance for loan losses	(971,838)	(953,954)

Loans receivable, net	$113,992,909	$110,830,985

PELICAN FINANCIAL, INC.
Notes to the Consolidated Financial Statements (Unaudited)

Activity in the allowance for loan losses for the quarters ended March 31, are as follows:

	2005	2004

Balance at beginning of period	$953,954	$1,330,112
Provision for loan losses	—	75,000
Loans charged-off	(26,348)	—
Recoveries	44,232	40,160

Balance at end of period	$971,838	$1,445,272

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
Basic earnings (loss) per share
Net income (loss) applicable to common stock	(326,420)	(160,424)
Weighted average shares outstanding	4,494,365	4,488,351
Basic earnings (loss) per share	$(0.07)	$(0.04)

Diluted earnings (loss) per share
Net income (loss) applicable to common stock	(326,420)	(160,424)

Weighted average shares outstanding	4,494,365	4,488,351
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,494,365	4,488,351
Diluted earnings (loss) per share	$(0.07)	$(0.04)

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

OVERVIEW

Pelican Financial currently serves as the holding company of Pelican National.  Pelican Financial’s operations focus on retail banking.  Retail banking involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its six offices in Naples, Fort Myers, Bonita Springs and Cape Coral, Florida.

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

The earnings performance of Pelican Financial is a concern to management.  Management is attempting to improve this by a variety of factors including liquidity management, cross selling of products and managing operating expenses.

Management is also focusing on increasing core deposits to allow the opportunity to cross sell other products and services.  As part of this objective, Pelican National aggressively marketed a money market deposit account in its local markets during the first nine months of 2004.  During the fourth quarter, management decided to reduce the interest rate being paid on the money market accounts in an effort to increase its interest margin.

Management is attempting to increase the growth rate of Pelican National’s loan portfolio.  The approach includes recruiting seasoned loan officers, purchase of loans or participations within its lending area and aggressive pricing to attract high quality loans.

CRITICAL ACCOUNTING POLICIES

The accounting policy that has the greatest impact on Pelican Financial’s financial condition and results of operations and that requires the most judgment relates to the accounting for the allowance for loan losses.  Pelican Financial’s accounting policy for the allowance for loan losses has not changed since December 31, 2004 and the accounting policy is described more fully in the Annual Report on Form 10-K for the year ended December 31, 2004.

EARNINGS PERFORMANCE

Pelican Financial reported a net loss of $326,000 for the quarter ended March 31, 2005 compared to a net loss of $160,000 for the quarter ended March 31, 2004.  Basic and diluted earnings per share was $0.07 and $0.04 loss per share for the three months ended March 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.4 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively.  Net interest income decreased as a result of the increase in the average balance of other borrowings.  These are comprised of Federal Home Loan Bank (“FHLB”) advances with various maturities.   Pelican National used this source of funds to replace the custodial deposits from Washtenaw that were removed from Pelican National in the fourth quarter of 2004.  These custodial deposits were non-interest bearing.

Average Balance Sheet (dollars in thousands)

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the continuing operations of Pelican Financial.

	Three months ended March 31,
	2005			2004
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$14,964	$72	1.92%	$36,206	$89	0.98%
Securities	71,921	536	2.98	64,726	499	3.08
Loans held for sale	—	—	—	74	1	5.41
Loans receivable, net	112,476	1,948	6.93	111,218	1,999	7.19
Total interest-earning assets	199,361	2,556	5.13	212,224	2,588	4.88
Non-earning assets	4,974			11,855
Total assets	$204,335			$224,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$2,742	5	0.73	$1,699	3	0.71
Money market accounts	63,869	315	1.97	79,682	429	2.15
Savings deposits	12,785	43	1.35	9,841	34	1.38
Time deposits	50,865	444	3.49	38,103	410	4.30
Other borrowings	40,767	357	3.50	12,000	163	5.43
Total interest-bearing liabilities	171,028	1,164	2.72	141,325	1,039	2.94
Noninterest-bearing liabilities	17,839			65,957
Stockholders’ equity	15,468			16,797
Total liabilities and stockholders’ equity	$204,335			$224,079
Interest rate spread			2.41%			1.94%
Net interest income and net interest margin		$1,392	2.79%		$1,549	2.92%

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

Noninterest Income

Noninterest income for the three months ended March 31, 2005 was $64,000 compared to $101,000 for the same period in 2004, a decrease of $37,000 or 37%.  This decrease was primarily due to the decrease in the net gain on the sale of foreclosed assets and other income of approximately $55,000; and the decrease in gain on the sale of loans of $8,000 offset by the $28,000 increase in service charges on deposit accounts.   The decrease in the net gain on sale of foreclosed assets and other income resulted from the gain on a foreclosed property during 2004.  The decrease in the gain on sales loans, net resulted from the reduction in the sales of marine loans during 2005.  Pelican National has retained a greater portion of their originated marine loans that were previously being sold.  The increase in service charges on deposit accounts resulted from a modification in the fee structure allowing Pelican National to increase the revenue.

Noninterest Expense

Compensation and Employee Benefits Expense

Compensation and benefits totaled $875,000 for the quarter ended March 31, 2005 compared to $938,000 for the quarter ended March 31, 2004, representing a decrease of approximately $63,000, or 7%.  The reduction is primarily due to the departure of several high cost employees.  Their responsibilities were subsequently shared among the remaining management team.

Occupancy and Equipment Expense

Occupancy and equipment expense totaled $379,000 for the quarter ended March 31, 2005 compared to $271,000 for the quarter ended March 31, 2004.  The increase was due to Pelican National opening two bank branches during second half of the year in 2004.

Legal

Legal expenses increased to $68,000 compared to $50,000 for the quarters ended March 31, 2005 and 2004.  The increase is primarily due to the expenses related to several lawsuits in which Pelican National has been named as a defendant.  One lawsuit was settled in the quarter ending March 31, 2005 while the other it is anticipated will be settled in the quarter ending June 30, 2005.  Management believes that the current accrual is adequate to cover the settlement of the case.

Accounting and Auditing

Accounting and auditing expenses were $50,000 compared to $70,000 for the years ended March 31, 2005 and 2004, respectively.  The decrease is primarily due to $26,000 in audit fees paid in 2004 related to the spin-off of The Washtenaw Group.

Data Processing

Data Processing expense increased to $73,000 compared to $48,000 for the quarters ended March 31, 2005 and 2004, respectively.  The increase is due to the increased costs on the core systems contract due to the additional depositor relationships established during 2004.

Marketing and Advertising

Marketing and advertising expenses increased to $44,000 compared to $32,000 for the quarters ended March 31, 2005 and 2004, respectively.  The increase in expenditures was due to increased advertising and promotional activity.

Loan and Other Real Estate Owned

Loan and other real estate owned expenses decreased to $66,000 compared to $123,000 for the years ended March 31, 2005 and 2004, respectively.  This is due to reduced costs associated with foreclosures and repossessions in 2005.

Other Noninterest Expense

Other noninterest expenses increased to $394,000 compared to $286,000 for the quarteres ended December 31, 2005 and 2004, respectively.  The increase is due to the additional branches added during 2004.  Also, two lawsuits were settled for approximately $136,000.  These suits were not considered significant however management determined it would be more cost effective to settle these cases than to continue the litigation process.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At March 31, 2005, total assets of Pelican Financial equaled $203.8 million compared to $198.8 million at December 31, 2004, an increase of $5.0 million or 3%. The increase is primarily due to the increase in cash and cash equivalents and loans recivable.

Cash and Cash Equivalents

Cash and cash equivalents were $13.4 million at March 31, 2005 compared to $10.5 million at December 31, 2004.  The increase of $2.9 million, or 28%, was primarily the result of an $8.4 million increase in deposits.  These deposits have not been fully invested in higher yielding loans or securities and were primarily being invested in federal funds sold.

Investment Securities

Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At March 31, 2005 and at December 31, 2004, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At March 31, 2005, the market value of Pelican National’s investment portfolio totaled $70.7 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	(dollars in thousands)
	At March 31, 2005	At December 31, 2004
U. S. Government agency	$27,015	$49,934
Mortgage-backed securities	41,142	19,452
Federal Reserve Bank and Federal Home Loan Bank Stock	2,490	2,670
Total investment securities	$70,647	$72,056

Loans Receivable

Total loans receivable were $114.0 million at March 31, 2005 compared to $110.8 million at December 31, 2004.  The increase is the result of new loan production totaling $14.9 million for the quarter ended March 31, 2005.  This was offset by loan payoffs and principal reductions.  New loan production for the three months ended March 31, 2004 was $12.1 million.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table excludes mortgage loans held for sale.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$47,863	41.76%	$46,331	41.55%
Commercial and industrial real estate	36,165	31.55	37,457	33.59
Construction	1,763	1.54	1,381	1.24
Total real estate loans	85,791	74.85	85,169	76.38
Other loans:
Business, commercial	1,847	1.61	1,968	1.77
Automobile	304	0.27	348	0.31
Boat	19,297	16.84	17,823	15.98
Other consumer	7,372	6.43	6,205	5.56
Total other loans	28,820	25.15	26,344	23.62
Total gross loans	114,611	100.00%	111,513	100.00%

Unearned fees, premiums and discounts, net	354		272
Allowance for loan losses	(972)		(954)

Total Loans net	$113,993		$110,831

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

	At March 31,		At December 31,
	2005	2004	2004
	(Dollars in thousands)
Nonaccrual loans	$1,026	$557	$450
Loans past due 90 days or more but not on nonaccrual	163	735	109
Total nonperforming loans	1,189	1,292	559

Other real estate owned	—	119	—
Total nonperforming assets	$1,189	$1,411	$559

Total nonperforming assets to total assets	0.58%	0.52%	0.28%
Allowance for loan losses to nonperforming loans	81.75%	111.84%	170.83%
Nonperforming loans to total assets	0.58%	0.48%	0.28%

Provision and Allowance for Loan Losses

The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management.  During the quarter ended March 31, 2005, management did not make a provision for loan losses compared to a provision of $75,000 for the quarter ended March 31, 2004.  The allowance for loan losses as of March 31, 2005 was $972,000, or 0.85% of total portfolio loans, compared to $954,000, or 0.86% of total loans at December 31, 2004.

Our allowance for loan losses is maintained at a level based upon our regular, quarterly assessments of the probable estimated losses incurred in the loan portfolio. Our methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar ungraded loans.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individual credit that it believes indicates the loan is impaired. The specific allowance is determined by methods prescribed by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

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

During the quarter ended March 31, 2005 the allowance for loan losses increased by $18,000.  The increase was the result of $44,000 in recoveries offset by $26,000 in charge offs.  Criticized assets increased slightly from $4.5 million at December 31, 2004 to $4.7 million at March 31, 2005.  These loans represent loans with one or more underwriting deficiencies as identified by bank management or the bank’s regulatory agency.  Management is in the process of corrective actions on the criticized loans in an effort to improve the rating on the criticized assets.  Criticized assets may or may not be delinquent.

LIABILITIES

At March 31, 2005, the total liabilities of Pelican Financial were $188.3 million as compared to $182.5 million at December 31, 2004, an increase of $5.8 million or 3%. This increase was primarily due to an increase in deposits.

Deposits

Total deposits were $149.1 million at March 31, 2005 compared to $140.7 million at December 31, 2004, representing an increase of $8.4 million or 6%.  The increase was the result of a focus on developing new deposit relationships with customers.  In addition the two branches opened during 2004 increased their total deposits by $5.0 million during the quarter.

Federal Home Loan Bank Borrowings.

During the quarter, FHLB borrowings decreased from $41.5 million to $38.5 million at March 31, 2005.  The decrease of $3.0 million was due to the increase in deposits.  Pelican National borrowed additional funds from the FHLB on a short-term basis until it is able to replace the large withdrawal of deposits that occurred during the fourth quarter of 2004 with core deposits.

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

Pelican Financial’s source of funds is dividends paid by Pelican National.  Pelican National’s sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales of securities, calls of available for sale securities and FHLB borrowings.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States government securities and securities guaranteed by the United States.  At March 31, 2005, Pelican National had a liquidity ratio of 40%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its’ total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations.

Capital Resources

The Board of Governors of the Federal Reserve System’s (“FRB”) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at March 31, 2005 Pelican Financial and Pelican National are both well capitalized, based upon the definitions in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at March 31, 2005 and December 31, 2004, respectively:

	March 31, 2005		December 31, 2004		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized
Total Equity Capital to risk-weighted assets	13.88%	15.40%	15.53%	16.31%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	14.75%	14.53%	14.64	15.42	4.00%	6.00%
Tier 1 Capital to adjusted total assets	7.58%	7.94%	7.18	7.57	4.00%	5.00%

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K fro the fiscal year ended December 31, 2004.  Management believes that there has been no material change in Pelican Financial’s asset/liability position or the market value of Pelican Financial’s portfolio since December 31, 2004.

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

Part II. Other Information

Item 1.   Legal Proceedings

During the quarter ended March 31, 2005, Pelican Financial settled two legal proceedings for approximately $135,000.  There has been no other material changes to the pending legal proceedings to which Pelican Financial is a party since the filing of the registrant’s Form 10-K.

Item 2.   Unregistered Sales of  Securities and Use of Proceeds

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

Date: May 13, 2005	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer

Date: May 13, 2005	/s/ Howard M. Nathan
Howard M. Nathan
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)