Form 10-Q
period 2005-06-30
PELICAN FINANCIAL INC
filed 2005-08-15
CIK 1037652

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

Or

☐	Transition Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file number  001-14986

Pelican Financial, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2298215
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3767 Ranchero Drive

Ann Arbor, Michigan  48108

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of July 31, 2005

Common stock, $0.01 Par value	4,494,365 Shares

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents
Cash and due from banks	$857,136	$2,831,621
Interest-bearing deposits	2,076,800	275,800
Federal funds sold	11,905,968	7,384,068
Total cash and cash equivalents	14,839,904	10,491,489
Securities available for sale	68,352,128	69,385,545
Federal Reserve & Federal Home Loan Bank Stock	2,489,900	2,669,700
Loans receivable, net	113,566,613	110,830,985
Other real estate owned	67,255	—
Premises and equipment, net	3,526,186	3,713,200
Other assets	1,929,536	1,724,659

	$204,771,522	$198,815,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$18,142,900	$15,200,340
Interest-bearing	132,003,470	125,508,431
Total deposits	150,146,370	140,708,771
Federal Home Loan Bank borrowings	38,500,000	41,500,000
Other liabilities	431,553	319,057
Total liabilities	189,077,923	182,527,828

Shareholders’ equity
Preferred stock, 200,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized; 4,494,365 outstanding at June 30, 2005 and December 31, 2004	44,943	44,943
Additional paid in capital	15,574,767	15,574,767
Retained earnings	388,687	932,726
Accumulated other comprehensive (loss), net of tax	(314,798)	(264,686)
Total shareholders’ equity	15,693,599	16,287,750

	$204,771,522	$198,815,578

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$1,878,216	$1,902,121	$3,826,021	$3,901,826
Investment securities, taxable	691,440	771,950	1,227,858	1,271,182
Federal funds sold and overnight accounts	64,244	82,288	135,934	171,828
Total interest income	2,633,900	2,756,359	5,189,813	5,344,836
Interest expense
Deposits	876,230	990,771	1,682,829	1,867,230
Other borrowings	377,328	162,814	734,637	325,856
Total interest expense	1,253,558	1,153,585	2,417,466	2,193,086
Net interest income	1,380,342	1,602,774	2,772,347	3,151,750
Provision for loan losses	—	—	—	75,000
Net interest income after provision for loan losses	1,380,342	1,602,774	2,772,347	3,076,750
Noninterest income
Gain on sales of securities, net	5,625	529	5,625	2,859
Service charges on deposit accounts	59,746	35,961	117,788	66,490
Gain on sale of loans, net	4,064	10,117	5,721	19,758
Net gain on foreclosed assets and other income	48,057	10,425	51,967	69,395
Total noninterest income	117,492	57,032	181,101	158,502
Noninterest expense
Compensation and employee benefits	903,333	929,236	1,778,149	1,866,910
Occupancy and equipment	374,712	316,393	753,478	587,199
Legal	39,734	57,825	107,571	107,450
Accounting and auditing	55,123	31,028	105,426	91,150
Data processing	74,236	43,430	147,478	91,632
Marketing and advertising	38,487	25,452	82,952	57,605
Loan and other real estate owned	100,440	78,360	166,985	201,639
Other noninterest expense	241,113	284,895	635,012	581,359
Total noninterest expense	1,827,178	1,766,619	3,777,051	3,584,944
Income (loss) before income taxes	(329,344)	(106,813)	(823,603)	(349,692)
Income tax expense (benefit)	(111,725)	(35,596)	(279,564)	(118,051)
Net Income (loss)	$(217,619)	$(71,217)	$(544,039)	$(231,641)
Basic earnings (loss) per share	$(0.05)	$(0.02)	$(0.12)	$(0.05)
Diluted earnings (loss) per share	$(0.05)	$(0.02)	$(0.12)	$(0.05)
Comprehensive income (loss)	$119,083	$(1,141,236)	$(594,151)	$(944,914)

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30,

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net cash provided (used) in operating activities of continuing operations	$(281,329)	$(86,197)

Cash flows from investing activities
Loan originations, net	(2,802,883)	4,542,935
Sale of real estate owned	—	332,857
Property and equipment expenditures, net	(48,499)	(944,768)
Purchase of securities available for sale	(31,778,327)	(75,973,646)
Proceeds from sales of securities available for sale	2,005,625	13,000,000
Proceeds from maturities and principal repayments of securities available for sale	30,636,429	3,956,357
Redemption (purchase) of Federal Home Loan Bank stock	179,800	(243,200)
Net cash (used) in investing activities	(1,807,855)	(55,329,465)

Cash flows from financing activities
Increase in deposits	9,437,599	38,605,233
Cash dividends	—	—
Decrease in note payable due on demand	—	(291,665)
Repayments on Federal Home Loan Bank borrowings	(3,000,000)	—
Net cash provided by financing activities	6,437,599	38,313,568

Net change in cash and cash equivalents	4,348,415	(17,102,094)

Cash and cash equivalents at beginning of period	10,491,489	55,419,717

Cash and cash equivalents at end of period	$14,839,904	$38,317,623

Transfers from:
Loans to other real estate owned	$67,255	$—

See accompanying notes to the financial statements

PELICAN FINANCIAL, INC.

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2005 and June 30,2004, include the accounts of Pelican Financial Inc. (“Pelican Financial”) and its wholly owned subsidiary Pelican National Bank (“Pelican National”).  All references herein to Pelican Financial include the consolidated results of its subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,
	2005	2004
Net income (loss) as reported	$(217,619)	$(71,217)
Stock-based compensation expense, net of forfeitures, using fair value method	4,547	3,825
Pro forma net income (loss)	$(222,166)	$(75,042)

Basic earnings (loss) per share as reported	$(0.05)	$(0.02)
Pro forma basic earnings (loss) per share	(0.05)	(0.02)

Diluted earnings (loss) per share as reported	$(0.05)	$(0.02)
Pro forma diluted earnings (loss) per share	(0.05)	(0.02)

	Six Months Ended June 30,
	2005	2004
Net income (loss) as reported	$(544,039)	$(231,641)
Stock-based compensation expense, net of forfeitures, using fair value method	9,094	7,268
Pro forma net income (loss)	$(553,133)	$(238,909)

Basic earnings (loss) per share as reported	$(0.12)	$(0.05)
Pro forma basic earnings (loss) per share	(0.12)	(0.05)

Diluted earnings (loss) per share as reported	$(0.12)	$(0.05)
Pro forma diluted earnings (loss) per share	(0.12)	(0.05)

Due to the spin-off (see Note 3), options outstanding at December 31, 2003 included 10,735 options that were held by employees of Washtenaw Mortgage Company (“Washtenaw”), which prior to the spin-off was a wholly owned subsidiary of Pelican Financial.  These options were cancelled during the first quarter of 2004 and replaced with options on stock of The Washtenaw Group.  While employees and directors of Pelican Financial and Pelican National held the remaining options, the intrinsic value (market value per share, less option exercise price) of these options was significantly reduced by the effect of the spin-off.  As a result of the spin-off, the number and exercise price of these options was modified in January 2004 to restore the options to substantially the same intrinsic value as existed at the date of the spin-off.    Accordingly, the options outstanding at December 31, 2003 were replaced with 288,385 options at an exercise price of $3.45.  Since the options were modified to offset the effect of the spin-off on the stock price per share, no compensation expense has been recognized for the modification.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles.  However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included.  The results of operations for the quarterly period ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period.  For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Pelican Financial’s Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

NOTE 3 – SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw’s new parent company, The Washtenaw Group, to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw was no longer a subsidiary of Pelican Financial.  During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw.

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

NOTE 4 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2005	December 31, 2004
Commercial, financial and agricultural	$5,959,912	$1,967,687
Commercial real estate	33,456,371	38,751,936
Residential real estate	48,242,937	46,689,250
Marine	20,949,216	17,823,612
Consumer	5,938,979	6,552,454
	114,547,415	111,784,939
Less: allowance for loan losses	(980,802)	(953,954)

Loans receivable, net	$113,566,613	$110,830,985

Activity in the allowance for loan losses for the quarter ended June 30, are as follows:

	2005	2004

Balance at beginning of period	$971,838	$1,445,272
Provision for loan losses	—	—
Loans charged-off	(12,416)	(242,143)

Recoveries	21,380	24,924

Balance at end of period	$980,802	$1,228,053

Activity in the allowance for loan losses for the six months ended June 30, are as follows:

	2005	2004

Balance at beginning of period	$953,954	$1,330,112
Provision for loan losses	—	75,000
Loans charged-off	(38,764)	(242,143)

Recoveries	65,612	65,084

Balance at end of period	$980,802	$1,228,053

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Basic earnings (loss) per share
Net income (loss) applicable to common stock	$(217,619)	$(71,217)

Weighted average shares outstanding	4,494,365	4,488,351

Basic earnings (loss) per share	$(0.05)	$(0.02)

Diluted earnings (loss) per share
Net income (loss) applicable to common stock	$(217,619)	$(71,217)

Weighted average shares outstanding	4,494,365	4,488,351
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,494,365	4,488,351

Diluted earnings (loss) per share	$(0.05)	$(0.02)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Basic earnings (loss) per share
Net income (loss) applicable to common stock	$(544,039)	$(231,641)

Weighted average shares outstanding	4,494,365	4,488,351

Basic earnings (loss) per share	$(0.12)	$(0.05)

Diluted earnings (loss) per share
Net income (loss) applicable to common stock	$(544,039)	$(231,641)

Weighted average shares outstanding	4,494,365	4,488,351
Dilutive effect of assumed exercise of stock options	—	—
Diluted average shares outstanding	4,494,365	4,488,351

Diluted earnings (loss) per share	$(0.12)	$(0.05)

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

EARNINGS PERFORMANCE

Pelican Financial reported a net loss from continuing operations of $218,000 for the quarter ended June 30, 2005, compared to a net loss of $71,000 for the quarter ended June 30, 2004.  Basic and diluted earnings per share from continuing operations was $0.05 and $0.02 loss per share for the three months ended June 30, 2005 and June 30, 2004, respectively.

For the six months ended June 30, 2005, Pelican Financial reported a net loss from continuing operations of $544,000 compared to a net loss of $232,000 for the same period in 2004.  Basic and diluted earnings per share from continuing operations was $0.12 and $0.05 loss per share for the six months ended June 30, 2005 and June 30, 2004, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $1.4 million and $1.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively.  For the six months ended June 30, 2005 and June 30, 2004, net interest income was $2.8 million and $3.2 million respectively.  Net interest income decreased primarily as a result of the decrease in the average balance on interest-earning assets and the change in the overall deposit structure.  Both of these were a direct result of the large withdrawal of deposits that occurred during the fourth quarter of 2004.   The non-interest bearing deposits were replaced with Federal Home Loan Bank (“FHLB”) advances with various maturities.   Also as a result of the withdrawal of the deposits, the average balance in both federal funds sold and securities available for sale decreased.

Average Balance Sheet

The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.

	Three months ended June 30,
	2005			2004
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$9,260	$64	2.76%	$32,906	$82	1.00%
Securities	72,819	692	3.80	103,454	772	2.98
Loans held for sale	—	—	—	—	—	—
Loans receivable	111,674	1,878	6.73	108,366	1,902	7.02
Total interest-earning assets	193,753	2,634	5.44	244,726	2,756	4.50
Non-earning assets	8,550			13,561
Total assets	$202,303			$258,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$5,138	6	0.47	$1,342	3	0.89
Money market accounts	49,744	271	2.18	104,062	553	2.13
Savings deposits	12,481	47	1.51	8,714	30	1.38
Time deposits	60,339	552	3.66	37,198	405	4.36
Other borrowings	38,500	378	3.93	12,000	163	5.43
Total interest-bearing liabilities	166,202	1,254	3.02	163,316	1,154	2.83
Noninterest-bearing liabilities	21,267			78,812
Shareholders’ equity	14,834			16,159
Total liabilities and shareholders’ equity	$202,303			$258,287
Interest rate spread			2.42%			1.67%
Net interest income and net interest margin		$1,380	2.85%		$1,602	2.62%

	Six months ended June 30,
	2005			2004
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost

ASSETS
Interest-earning assets:
Federal funds sold	$11,014	$136	2.47%	$34,556	$171	0.99%
Securities	72,372	1,228	3.39	84,251	1,272	3.02
Loans held for sale	—	—	—	78	2	5.13
Loans receivable	112,549	3,826	6.80	109,751	3,900	7.11
Total interest-earning assets	195,935	5,190	5.30	228,636	5,345	4.68
Non-earning assets	7,354			11,897
Total assets	$203,289			$240,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$2,861	11	0.79	$1,521	6	0.81
Money market accounts	57,853	586	2.03	91,902	982	2.14
Savings deposits	12,632	90	1.42	9,280	64	1.37
Time deposits	55,628	996	3.58	37,650	815	4.33
Other borrowings	39,627	735	3.71	12,000	326	5.43
Total interest-bearing liabilities	168,601	2,418	2.87	152,353	2,193	2.88
Noninterest-bearing liabilities	19,704			71,702
Shareholders’ equity	14,984			16,478
Total liabilities and shareholders’ equity	$203,289			$240,533
Interest rate spread			2.43%			1.80%
Net interest income and net interest Margin		$2,772	2.83%		$3,152	2.76%

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

Noninterest Income

Noninterest income for the three months ended June 30, 2005 was $117,000 compared to $57,000 for the same period in 2004, an increase of $60,000 or 105%.  This increase was primarily due to the increase in service charges on deposit accounts of $24,000 and the increase in the net gain on foreclosed assets and other income of $38,000.   The increase in service charges on deposit accounts resulted from an increase in overall deposit relationships due to the increased branch presence in the market.  The increase in gain on foreclosed assets was attributable to a profitable disposal of assets.

For the six months ended June 30, 2005, noninterest income was $181,000, compared to $159,000 for the same period in 2004.  The increase of $22,000, or 14%, was primarily the result of fluctuations in operations as described above.

Noninterest Expense

Total noninterest expense for the three months ended June 30, 2005 and June 30, 2004 was $1.8 million.  For the six months ended June 30, 2005, noninterest expense was $3.8 million compared to $3.6 million for the same period in 2004.  The significant fluctuations are detailed below.

Compensation and Employee Benefits Expense

Compensation and benefits decreased $26,000 and $89,000 for the three and six month periods, ended June 30, 2005, respectively.  The reduction is primarily due to the departure of several high cost employees.  Their responsibilities were subsequently shared among the remaining management team.

Occupancy and Equipment Expense

Occupancy and equipment expense increased $58,000 and $166,000 for the three and six month periods, ended June 30, 2005, respectively. The increase was due to Pelican National opening two bank branches during second half of the year in 2004.

Data Processing

Data Processing expense increased $31,000 and $56,000 for the three and six month periods, ended June 30, 2005, respectively.  The increase is due to the increased costs on the core systems contract due to the additional depositor relationships established during 2005.

Marketing and Advertising

Marketing and Advertising expense increased $13,000 and $25,000 for the three and six month periods, ended June 30, 2005, respectively.  The increase in expenditures was due to increased advertising and promotional activity.

Other Noninterest Expense

Other noninterest expenses decreased to $241,000, compared to $285,000 for the quarters ended June 30, 2005 and 2004, respectively.  The decrease is due to management’s focused effort on reducing costs to improve profitability.  For the six months period ended June 30, 2005, other noninterest expense increased $54,000.  This was the result of two lawsuits that were settled for approximately $135,000.  Although these suits were not considered significant, management determined it would be more cost effective to settle these cases than to continue the litigation process.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS

At June 30, 2005, total assets of Pelican Financial equaled $204.8 million compared to $198.8 million at December 31, 2004, an increase of $6.0 million or 3%. The increase is primarily due to the increase in cash and cash equivalents and loans receivable.

Investment Securities

Pelican National primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans.   Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities.  As required by SFAS No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading.  At June 30, 2005, and at December 31, 2004, all of the investment securities held in Pelican National’s investment portfolio were classified as available for sale.

The following table contains information on the carrying value of Pelican National’s investment portfolio at the dates indicated.  At June 30, 2005, the market value of Pelican National’s investment portfolio totaled $70.8 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of shareholders’ equity.

	(dollars in thousands)
	At June 30, 2005	At December 31, 2004
U. S. Government agency	$27,255	$49,934
Mortgage-backed securities	41,097	19,452
Federal Reserve Bank and Federal Home Loan Bank Stock	2,490	2,670
Total investment securities	$70,842	$72,056

The decrease in securities available for sale is the result of management’s attempt to maximize the yield earned on the deposits at Pelican National.  Management is using the investment portfolio as an alternative to investing in loans receivable due to new loan originations trailing deposit growth.

Cash and Cash Equivalents

Cash and cash equivalents were $14.8 million at June 30, 2005, compared to $10.5 million at December 31, 2004.  The increase of $4.3 million or 41% was primarily the result of a $9.4 million increase in deposits. These deposits have not been fully invested in higher yielding loans or securities and were primarily being invested in federal funds sold.  Management is currently assessing the best strategy for these deposits in terms of investing in additional securities or paying down the short-term FHLB borrowings.

Loans Receivable

Total loans receivable were $113.6 million at June 30, 2005, compared to $110.8 million at December 31, 2004.  The slight increase in balance is the result of new loan production being offset by loan payoffs and principal reductions.  New loan production for the three and six months ended June 30, 2005 was $19.6 million and $34.5 million, respectively.

The following table contains selected data relating to the composition of Pelican Financial’s loan portfolio by type of loan at the dates indicated.  This table includes mortgage loans held for sale and mortgage loans held for investment.  Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Real estate loans:
Residential, one to four units	$45,700	40.01%	$46,331	41.55%
Commercial and industrial real estate	33,456	29.29	37,457	33.59
Construction	2,301	2.02	1,381	1.24
Total real estate loans	81,457	71.32	85,169	76.38
Other loans:
Business, commercial	5,869	5.14	1,968	1.77
Automobile	415	0.36	348	0.31
Boat	20,949	18.34	17,823	15.98
Other consumer	5,524	4.84	6,205	5.56
Total other loans	32,757	28.68	26,344	23.62

Total gross loans	114,214	100.00%	111,513	100.00%

Unearned fees, premiums and discounts, net	334		272

Allowance for loan losses	(981)		(954)

Total Loans net	$113,567		$110,831

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

	At June 30,		At December 31,
	2005	2004	2004
	(Dollars in thousands)
Nonaccrual loans	$684	$219	$450
Loans past due 90 days or more but not on nonaccrual	44	—	109
Total nonperforming loans	728	219	559

Other real estate owned	67	—	—
Total nonperforming assets	$795	$219	$559

Total nonperforming assets to total assets	0.39%	0.08%	0.28%
Allowance for loan losses to nonperforming loans	134.77%	560.73%	170.83%
Nonperforming loans to total assets	0.36%	0.08%	0.28%

Provision and Allowance for Loan Losses

The allowance for loan losses as of June 30, 2005 was $981,000, or 0.86% of total portfolio loans, compared to $954,000, or 0.86% of total loans at December 31, 2004. The allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar un-graded loans.

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

During the three and six months ended June 30, 2005 the allowance for loan losses increased by $9,000 and $27,000, respectfully.  This was due to the recoveries on previously charged off loans exceeding new charge-offs.  The small fluctuation in the allowance was deemed appropriate due to no significant change in loans on the banks “criticized asset report” and a modest increase in overall loan portfolio.

Criticized assets decreased from $4.5 million at December 31, 2004 to $4.3 million at June 30, 2005.  These loans represent loans with one or more underwriting deficiencies as identified by bank management or the bank’s regulatory agency.  Management is in the process of corrective actions on the criticized loans in an effort to improve the rating on the criticized assets.  Criticized assets may or may not be delinquent.

LIABILITIES

At June 30, 2005, the total liabilities of Pelican Financial were $189.1 million as compared to $182.5 million at December 31, 2004, an increase of $6.6 million or 4%. This increase was primarily due to an increase in deposits, which was offset by the repayments of FHLB borrowings.

Deposits

Total deposits were $150.1 million at June 30, 2005, compared to $140.7 million at December 31, 2004, representing an increase of $9.4 million or 7%.  The increase was the result of a focus on developing new deposit relationships with customers.  In addition the two branches opened during 2004 increased their total deposits by $6.0 million during the six months ended June 30, 2005.

During the six months ended June 30, 2005, FHLB borrowings decreased from $41.5 million to $38.5 million.  The decrease of $3.0 million was due to the increase in deposits.  Pelican National borrowed additional funds from the FHLB on a short-term basis until it is able to replace the large withdrawal of deposits that occurred during the fourth quarter of 2004 with core deposits.  Pelican National intends to replace the FHLB borrowings with customer deposits.

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

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the Office of the Comptroller of the Currency (“OCC”), such as federal funds sold and United States securities and securities guaranteed by the United States.  At June 30, 2005, Pelican National had a liquidity ratio of 38%.  This is calculated by adding all of Pelican National’s cash, unpledged securities and federal funds sold and dividing by its’ total liabilities.  Pelican National has available to it several contingent sources of funding.  These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations

Capital Resources

The Board of Governors of the Federal Reserve System’s (“FRB”) capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC.

Based upon their respective regulatory capital ratios at June 30, 2005, Pelican Financial and Pelican National are both “well capitalized”, as defined in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at June 30, 2005 and December 31, 2004, respectively:

	June 30, 2005		December 31, 2004		Required to be
	Pelican National	Pelican Financial	Pelican National	Pelican Financial	Adequately Capitalized	Well Capitalized
Total Equity Capital to risk-weighted assets	14.16%	14.65%	15.53%	16.31%	8.00%	10.00%
Tier 1 Capital to risk-weighted assets	13.32%	13.81%	14.64	15.42	4.00%	6.00%
Tier 1 Capital to adjusted total assets	7.59%	7.89%	7.18	7.57	4.00%	5.00%

Item 3:  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of Pelican Financial’s asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial’s portfolio, see Pelican Financial’s Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 2004.  Management believes that there has been no material change in Pelican Financial’s asset/liability position or the market value of Pelican Financial’s portfolio since December 31, 2004.

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

Part II. Other Information

Item 1.   Legal Proceedings

During the quarter ended March 31, 2005, Pelican Financial settled two legal proceedings for approximately $135,000.  There has been no other material change to the pending legal proceedings to which Pelican Financial is a party since the filing of the registrant’s Form 10-K for the fiscal year ended December 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

Pelican held its 2005 Annual Meeting of Shareholders on April 28, 2005 at which the shareholders voted (a) to elect three persons to the Board of Directors to serve for a term of three years, and (b) to ratify the appointment of Crowe Chizek and Company, LLC as independent public accountants for the year ending December 31, 2005.

(a) The following directors were elected at the annual meeting to serve three-year terms.

	For	Against	Abstentions
Raleigh E. Allen	3,667,952	52,526	0
Timothy J. Ryan	3,668,312	52,166	0
S. Lynn Stokes	3,664,747	55,371	0

The names of the directors elected whose term of office continued after the annual meeting are as follows:

Robert C. Huffman

Charles C. Huffman

Howard B. Montgomery

Scott D. Miller

(b) The shareholders ratified the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending December 31, 2005 by the following votes:  3,688,807 for, 27,201 against, and 4,470 abstained.

Item 5.   Other Information

(a)                                  Not applicable

(b)                                 Not applicable

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

Date: August 12, 2005	/s/ Charles C. Huffman
Charles C. Huffman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005	/s/ Howard M. Nathan
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