Form 10-Q
period 2005-09-30
PELICAN FINANCIAL INC
filed 2005-11-21
CIK 1037652

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]           Quarterly Report Pursuant To Section 13 or 15 (d) of the
                             Securities Exchange Act of 1934
                      For the Quarter Ended September 30, 2005
                                       Or

[   ]           Transition Report Pursuant To Section 13 or 15 (d) of the
                             Securities Exchange Act of 1934
                            Commission file number  001-14986

                             Pelican Financial, Inc.
             (Exact name of registrant as specified in its charter)

                                                       Delaware
58-2298215
(State or Other Jurisdiction of    (IRS Employer Incorporation or Organization)
Identification No.)
                               3767 Ranchero Drive
                            Ann Arbor, Michigan 48108
                    (Address of Principal Executive Offices)

                                  734-662-9733
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [  ]
===

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes [   ]  No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock Outstanding as of October 31, 2005

Common stock, $0.01 Par value ............................... 4,494,365 Shares



                                      Index

Part I. Financial Information
     Item 1.   Financial Statements (unaudited)

         Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004                       3
         Consolidated Statements of Income and Comprehensive Income for the Three and
         Nine Months Ended September 30, 2005 and September 30, 2004                                      4
         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2005 and September 30, 2004                                                        5
         Notes to Consolidated Financial Statements                                                       6-10

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       11-19

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  19

     Item 4.  Controls and Procedures                                                                     19


Part II.        Other Information
     Item 1.  Legal Proceedings                                                                           20
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 20
     Item 3.  Defaults Upon Senior Securities                                                             20
     Item 4.  Submission of Matters to a Vote of Security Holders                                         20
     Item 5.  Other Information                                                                           20-21
     Item 6.  Exhibits                                                                                    21



                             PELICAN FINANCIAL, INC.
                           Consolidated Balance Sheets

                                                                                   September 30,        December 31,
                                                                                       2005                 2004
                                                                                    (Unaudited)
                                                                                 ------------------  -------------------
ASSETS
   Cash and cash equivalents
        Cash and due from banks                                                      $   1,054,805       $    2,831,621
        Interest-bearing deposits                                                        2,289,936              275,800
        Federal funds sold                                                              15,224,956            7,384,068
                                                                                 ------------------  -------------------
            Total cash and cash equivalents                                             18,569,697           10,491,489
   Securities available for sale                                                        61,036,927           69,385,545
   Federal Reserve & Federal Home Loan Bank Stock                                        1,904,900            2,669,700
   Loans held for sale                                                                  20,581,560                    -
   Loans receivable, net                                                                86,770,114          110,830,985
   Other real estate owned                                                                  62,153                    -
   Premises and equipment, net                                                           3,413,636            3,713,200
   Other assets                                                                          2,149,304            1,724,659
                                                                                 ------------------  -------------------

                                                                                    $  194,488,291      $   198,815,578
                                                                                 ==================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
        Noninterest-bearing                                                         $   18,576,228       $   15,200,340
        Interest-bearing                                                               135,479,524          125,508,431
                                                                                 ------------------  -------------------
            Total deposits                                                             154,055,752          140,708,771
   Federal Home Loan Bank borrowings                                                    25,500,000           41,500,000
   Other liabilities                                                                       108,039              319,057
                                                                                 ------------------  -------------------
         Total liabilities                                                             179,663,791          182,527,828


Shareholders' equity
   Preferred stock, 200,000 shares authorized; none outstanding                                  -                    -
   Common stock, $.01 par value 10,000,000 shares authorized; 4,494,365
      outstanding at September 30, 2005 and December 31, 2004                               44,943               44,943
   Additional paid in capital                                                           15,574,767           15,574,767
   Retained earnings (deficit)                                                           (173,385)              932,726
   Accumulated other comprehensive (loss), net of tax                                    (621,825)            (264,686)
                                                                                 ------------------  -------------------
       Total shareholders' equity                                                       14,824,500           16,287,750
                                                                                 ------------------  -------------------

                                                                                    $  194,488,291      $   198,815,578
                                                                                 ==================  ===================


                             PELICAN FINANCIAL, INC.
     Consolidated Statements of Income and Comprehensive Income (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                                 2005           2004             2005             2004
                                                                 ----           ----             ----             ----
Interest income
   Loans, including fees                                       $ 1,914,769    $ 1,810,314     $   5,740,790     $  5,712,140
   Investment securities, taxable                                  627,623        853,184         1,855,481        2,124,366
   Federal funds sold and overnight accounts                       133,942         82,480           269,876          254,308
                                                            --------------- -------------- ----------------- ----------------
         Total interest income                                   2,676,334      2,745,978         7,866,147        8,090,814
Interest expense
   Deposits                                                      1,046,463      1,016,584         2,729,292        2,883,814
   Other borrowings                                                338,213        164,603         1,072,850          490,459
                                                            --------------- -------------- ----------------- ----------------
       Total interest expense                                    1,384,676      1,181,187         3,802,142        3,374,273
                                                            --------------- -------------- ----------------- ----------------
Net interest income                                              1,291,658      1,564,791         4,064,005        4,716,541
Provision for loan losses                                          440,000      (300,000)           440,000        (225,000)
                                                            --------------- -------------- ----------------- ----------------
Net interest income after provision for loan losses                851,658      1,864,791         3,624,005        4,941,541
Noninterest income
   Gain on sales of securities, net                                      -        310,456             5,625          313,315
   Service charges on deposit accounts                              61,953         52,303           179,741          118,793
   Gain on sale of loans, net                                        7,456          4,587            13,177           24,345
   Net gain on foreclosed assets and other income                   50,573         36,262           102,540          105,657
                                                            --------------- -------------- ----------------- ----------------
       Total noninterest income                                    119,982        403,608           301,083          562,110
Noninterest expense
   Compensation and employee benefits                              920,010      1,032,321         2,698,159        2,899,231
   Occupancy and equipment                                         367,083        352,557         1,120,561          939,756
   Legal                                                            55,876         67,886           163,447          175,336
   Accounting and auditing                                          52,788         52,620           158,214          143,770
   Data processing                                                  65,097         69,669           212,575          161,301
   Marketing and advertising                                        44,884         22,652           127,836           80,257
   Loan and other real estate owned                                 54,648         70,590           221,633          272,229
   Other noninterest expense                                       262,998        363,442           898,010          944,801
                                                            --------------- -------------- ----------------- ----------------
       Total noninterest expense                                 1,823,384      2,031,737         5,600,435        5,616,681
                                                            --------------- -------------- ----------------- ----------------
Income (loss) before income taxes                                (851,744)        236,662       (1,675,347)        (113,030)
Income tax expense (benefit)                                     (289,671)         80,848         (569,235)         (37,203)
                                                            --------------- -------------- ----------------- ----------------
Net Income (loss)                                              $ (562,073)     $  155,814    $  (1,106,112)      $  (75,827)
                                                            =============== ============== ================= ================
Basic earnings (loss) per share                                 $   (0.13)      $    0.03      $     (0.25)      $    (0.02)
                                                            =============== ============== ================= ================
Diluted earnings (loss) per share                               $   (0.13)      $    0.03      $     (0.25)      $    (0.02)
                                                            =============== ============== ================= ================
Comprehensive income (loss)                                    $ (876,872)     $  685,552    $  (1,463,251)     $  (259,362)
                                                            =============== ============== ================= ================

                             PELICAN FINANCIAL, INC.
                Consolidated Statements of Cash Flows (Unaudited)
                     For the Nine months ended September 30,



                                                                                    Nine months ended September 30,
                                                                              ---------------------------------------------
                                                                                     2005                   2004
                                                                              -------------------- ------------------------
Cash flows from operating activities
   Net cash provided (used) in operating activities                             $     (1,223,205)         $        260,248
                                                                              -------------------- ------------------------

Cash flows from investing activities
   Loan originations, net                                                               3,577,465                5,259,947
   Sale of real estate owned                                                                    -                  321,396
   Property and equipment expenditures, net                                              (50,401)              (1,217,456)
   Purchase of securities available for sale                                         (31,778,327)             (86,897,656)
   Proceeds from sales of securities available for sale                                 2,005,625               70,867,375
   Proceeds from maturities and principal repayments
      of securities available for sale                                                 37,435,270                7,204,085
   Redemption (purchase) of Federal Home Loan Bank
   stock                                                                                  764,800                (243,200)
                                                                              -------------------- ------------------------
       Net cash (used) in investing activities                                         11,954,432              (4,705,509)

Cash flows from financing activities
   Increase in deposits                                                                13,346,981               38,005,197
   Cash dividends                                                                               -                        -
   Decrease in note payable due on demand                                                       -                (291,665)
   Proceeds from exercise of stock options                                                      -                    6,234
   Repayments on Federal Home Loan Bank borrowings                                   (16,000,000)                        -
                                                                              -------------------- ------------------------
       Net cash provided by financing activities                                      (2,653,019)               37,719,766
                                                                              -------------------- ------------------------

Net change in cash and cash equivalents                                                 8,078,208               33,274,505

Cash and cash equivalents at beginning of period                                       10,491,489               55,419,717
                                                                              -------------------- ------------------------

Cash and cash equivalents at end of period                                       $     18,569,697       $       88,694,222
                                                                              ==================== ========================


Transfers from:
   Loans to held for sale                                                        $     20,421,253           $            -
   Loans to other real estate owned                                                $       62,153           $            -


                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 and September 30, 2004, include the accounts of Pelican Financial Inc. ("Pelican Financial") and its wholly owned subsidiary Pelican National Bank ("Pelican National"). All references herein to Pelican Financial include the consolidated results of its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


                                                                 Three Months Ended September 30,
                                                                      2005               2004
                                                               ------------------- ------------------
              Net income (loss) as reported                     $       (562,073)     $      155,814
              Stock-based compensation expense, net of
              forfeitures, using fair value method                          4,547              6,764
                                                               ------------------- ------------------
                Pro forma net income (loss)                     $       (566,620)     $      149,050

              Basic earnings (loss) per share as reported       $          (0.13)     $         0.03
              Pro forma basic earnings (loss) per share                    (0.13)               0.03

              Diluted earnings (loss) per share as reported     $          (0.13)     $         0.03
              Pro forma diluted earnings (loss) per share                  (0.13)               0.03

                                                                  Nine Months Ended September 30,
                                                                      2005               2004
                                                               ------------------- ------------------
              Net income (loss) as reported                     $     (1,106,112)     $     (75,827)
              Stock-based compensation expense, net of
              forfeitures, using fair value method                         13,641             14,032
                                                               ------------------- ------------------
                Pro forma net income (loss)                     $     (1,119,753)     $     (89,859)

              Basic earnings (loss) per share as reported       $          (0.25)     $       (0.02)
              Pro forma basic earnings (loss) per share                    (0.25)             (0.02)

              Diluted earnings (loss) per share as reported     $          (0.25)     $       (0.02)
              Pro forma diluted earnings (loss) per share                  (0.25)             (0.02)


Due to the spin-off (see Note 3), options outstanding at December 31, 2003 included 10,735 options that were held by employees of Washtenaw Mortgage Company ("Washtenaw"), which prior to the spin-off was a wholly owned subsidiary of Pelican Financial. These options were cancelled during the first quarter of 2004 and replaced with options on stock of The Washtenaw Group. While employees and directors of Pelican Financial and Pelican National held the remaining options, the intrinsic value (market value per share, less option exercise price) of these options was significantly reduced by the effect of the spin-off. As a result of the spin-off, the number and exercise price of these options was modified in January 2004 to restore the options to substantially the same intrinsic value as existed at the date of the spin-off. Accordingly, the options outstanding at December 31, 2003 were replaced with 288,385 options at an exercise price of $3.45. Since the options were modified to offset the effect of the spin-off on the stock price per share, no compensation expense has been recognized for the modification.

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAS 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal year beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $23,000 in 2006 and $13,000 in 2007.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for fair presentation of the consolidated financial statements, have been included. The results of operations for the quarterly period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year or for any other period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Pelican Financial's Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

NOTE 3 - SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw's new parent company, The Washtenaw Group, to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003). Upon completion of the distribution on December 31, 2003, Washtenaw was no longer a subsidiary of Pelican Financial. During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw.

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

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 - LOANS RECEIVABLE

Loans receivable consist of the following:


                                                                                  September 30,     December 31,
                                                                                       2005             2004
                                                                                 ----------------- ----------------
         Commercial, financial and agricultural                                      $  5,210,051     $  1,967,687
         Commercial real estate                                                        29,423,024       38,751,936
         Residential real estate                                                       47,088,370       46,689,250
         Marine                                                                                 -       17,823,612
         Consumer                                                                       6,019,230        6,552,454
                                                                                 ----------------- ----------------
                                                                                       87,740,675      111,784,939
         Less:  allowance for loan losses                                               (970,561)        (953,954)
                                                                                 ----------------- ----------------

               Loans receivable, net                                                 $ 86,770,114    $ 110,830,985
                                                                                 ================= ================


All marine loans were reclassified to loans held for sale effective September 30, 2005 due to the requirements of the regulatory agreement disclosed in Note
7. A market value loss adjustment of $440,000 was recorded at the reclassification date to adjust these loans to the lower of cost or market value. The loss was recorded as a charge-off against the allowance for loan losses.

Activity in the allowance for loan losses for the quarter ended September 30, are as follows:

                                                  2005              2004
                                           ------------------- ----------------

                                                                             $
         Balance at beginning of period          $    980,802        1,228,053
         Provision for loan losses                    440,000        (300,000)
         Loans charged-off                          (497,864)          (3,534)

         Recoveries                                    47,623           13,366
                                           ------------------- ----------------

         Balance at end of period                $    970,561      $   937,885
                                           =================== ================


Activity in the allowance for loan losses for the nine months ended September 30, are as follows:

                                               2005              2004
                                        ------------------- ----------------

                                                                          $
         Balance at beginning of period        $   953,954        1,330,112
         Provision for loan losses                 440,000        (225,000)
         Loans charged-off                       (536,628)        (245,677)

         Recoveries                                113,235           78,450
                                        ------------------- ----------------

         Balance at end of period              $   970,561       $  937,885
                                        =================== ================

                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share.



                                                         Three Months Ended                   Three Months Ended
                                                         September 30, 2005                   September 30, 2004
                                                         ------------------                   ------------------
Basic earnings (loss) per share
  Net income (loss) applicable to common stock                       $   (562,073)                          $   155,814

  Weighted average shares outstanding                                    4,494,365                            4,488,994
                                                   --------------------------------    ---------------------------------

Basic earnings (loss) per share                                       $     (0.13)                           $     0.03
                                                   ================================    =================================

Diluted earnings (loss) per share
  Net income (loss) applicable to common stock                       $   (562,073)                          $   155,814

Weighted average shares outstanding                                      4,494,365                            4,488,994
Dilutive  effect  of  assumed  exercise  of stock
options                                                                          -                                9,809
                                                   --------------------------------    ---------------------------------
Diluted average shares outstanding                                       4,494,365                            4,498,803

                                                   --------------------------------    ---------------------------------
Diluted earnings (loss) per share                                     $     (0.13)                           $     0.03
                                                   ================================    =================================


                                                          Nine Months Ended                   Nine Months Ended
                                                         September 30, 2005                   September 30, 2004
                                                         ------------------                   ------------------
Basic earnings (loss) per share
  Net income (loss) applicable to common stock                     $   (1,106,112)                         $   (75,827)

  Weighted average shares outstanding                                    4,494,365                            4,488,567
                                                   --------------------------------    ---------------------------------

Basic earnings (loss) per share                                       $     (0.25)                         $     (0.02)
                                                   ================================    =================================

Diluted earnings (loss) per share
  Net income (loss) applicable to common stock                     $   (1,106,112)                         $   (75,827)

Weighted average shares outstanding                                      4,494,365                            4,488,567
Dilutive  effect  of  assumed  exercise  of stock
options                                                                          -                                    -
                                                   --------------------------------    ---------------------------------
Diluted average shares outstanding                                       4,494,365                            4,488,567

                                                   --------------------------------    ---------------------------------
Diluted earnings (loss) per share                                     $     (0.25)                         $     (0.02)
                                                   ================================    =================================


                             PELICAN FINANCIAL, INC.
           Notes to the Consolidated Financial Statements (Unaudited)

NOTE 6 - MERGER AGREEMENT

On November 4, 2005, Pelican Financial announced that it had reached an agreement in principle to merge with a newly formed subsidiary of Stark Bank Group, Ltd, of Fort Dodge, Iowa ("The Stark Bank Group").

According to the terms of the proposed agreement, shareholders of Pelican Financial will receive $6.00 for each common share held, subject to adjustment as to the extent that certain costs incurred by Pelican Financial exceed $3.0 million and subject to an escrow account (expected to be approximately $0.20 per share) to be established to cover these costs, to the extent they may exceed $3.0 million, and to cover possible liabilities from the expected sale of certain marine loans. This escrow will reduce the immediate cash payment to less than $6.00 per share. Pelican Financial has approximately 4.5 million common shares outstanding. The proposed all-cash deal is subject to approval by Pelican Financial shareholders and regulators, to a final due diligence by the Stark Bank Group by November 14, 2005, at which time Pelican Financial expects to enter into a definitive agreement, and to other customary closing conditions. The merger is expected to be completed in the first quarter of 2006.

The proposed agreement also requires Stark Bank Group to purchase $4 million of a newly created series of convertible preferred stock of Pelican Financial.

NOTE 7 - REGULATORY AGREEMENT

On September 1, 2005, Pelican National, entered into a Formal Agreement with the Office of the Comptroller of the Currency ("OCC"). The Formal Agreement requires Pelican National to implement the following: (a) form a compliance committee comprised of at least three outside directors; (b) adopt and implement a written action plan to improve Pelican National; (c) adopt and implement a written three-year strategic plan; (d) adopt and implement a written profit plan to improve and sustain earnings of Pelican National; (e) increase and thereafter maintain Tier 1 capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets; (f) appoint a new Senior Lending Officer; (g) develop and implement a written program to improve Pelican National's portfolio management; (f) develop and implement a written program to reduce the high level of credit risk; (g) take immediate and continuing action to protect its interest in assets criticized in the most recent Report of Examination and (h) take all necessary step to ensure that Pelican National corrects each violation of law, rule or regulation cited in the Report of Examination

At September 30, 2005 Pelican National met the Tier 1 to risk-weighted assets ratio requirement, with a ratio of 14.07%, but did not meet the Tier 1 to adjusted total assets ratio requirement, with a ratio of 7.47%. To achieve the increase in capital ratios in the short-term, the Board of Directors approved the sale of the marine loan portfolio. The portfolio was reclassified to loans held for sale and a mark to market adjustment was recorded. This resulted in a charge-off to the allowance for loan losses of $440,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements

Discussions of certain matters in this quarterly report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "may", "will", "should", "would", and "could". Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors that could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Pelican Financial's investments and operations. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Pelican Financial does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, or events or circumstances after the date of such statements.

OVERVIEW

Pelican Financial currently serves as the holding company of Pelican National. Pelican Financial's operations focus on retail banking. Retail banking involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its six offices in Naples, Fort Myers, Bonita Springs and Cape Coral, Florida.

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

As part of the effort to manage operating expenses, the Board of Directors made the decision to close one of the Fort Myers bank branches. The branch will be closed by December 31, 2005. This decision was made due to the lack of deposit growth and limited lending opportunities at the branch. No loss is anticipated as a result of the sale of the real estate.

On September 1, 2005, Pelican National, entered into a Formal Agreement with the Office of the Comptroller of the Currency ("OCC") "), under which Pelican National is obligated to take measures necessary to correct unsafe and unsound banking practices and certain violations of law. The Formal Agreement requires Pelican National to implement the following: (a) form a compliance committee comprised of at least three outside directors; (b) adopt and implement a written action plan to improve Pelican National; (c) adopt and implement a written three-year strategic plan; (d) adopt and implement a written profit plan to improve and sustain earnings of Pelican National; (e) increase and thereafter maintain Tier 1 capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets; (f) appoint a new Senior Lending Officer; (g) develop and implement a written program to improve Pelican National's portfolio management; (f) develop and implement a written program to reduce the high level of credit risk; (g) take immediate and continuing action to protect its interest in assets criticized in the most recent Report of Examination and (h) take all necessary step to ensure that Pelican National corrects each violation of law, rule or regulation cited in the Report of Examination

To achieve the increase in capital ratios in the short-term, the Board of Directors approved the sale of the marine loan portfolio. The portfolio was reclassified to loans held for sale and a mark to market adjustment was recorded. This resulted in charge-off to the allowance for loan losses of $440,000.

MERGER AGREEMENT

On November 4, 2005, Pelican Financial announced that it had reached an agreement in principle to merge with a newly formed subsidiary of Stark Bank Group. According to the terms of the proposed agreement, shareholders of Pelican Financial will receive $6.00 for each common share held, subject to adjustment as to the extent that certain costs incurred by Pelican Financial exceed $3.0 million and subject to an escrow account (expected to be approximately $0.20 per share) to be established to cover these costs, to the extent they may exceed $3.0 million, and to cover possible liabilities from the expected sale of certain marine loans. This escrow will reduce the immediate cash payment to less than $6.00 per share. Pelican Financial has approximately 4.5 million common shares outstanding. The proposed all-cash deal is subject to approval by Pelican Financial shareholders and regulators, to a final due diligence by the Stark Bank Group by November 14, 2005, at which time Pelican Financial expects to enter into a definitive agreement, and to other customary closing conditions. The merger is expected to be completed in the first quarter of 2006. The proposed agreement also requires Stark Bank Group to purchase $4 million of a newly created series of convertible preferred stock of Pelican Financial.


EARNINGS PERFORMANCE

Pelican Financial reported a net loss of $562,000 for the quarter ended September 30, 2005, compared to a net income of $156,000 for the quarter ended September 30, 2004. Basic and diluted earnings per share from continuing operations was a loss of $0.13 and earnings of $0.03 per share for the three months ended September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2005, Pelican Financial reported a net loss of $1,106,000 compared to a net loss of $76,000 for the same period in 2004. Basic and diluted earnings per share was a loss of $0.25 and $0.02 per share for the nine months ended September 30, 2005 and September 30, 2004, respectively.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income was $1.3 million and $1.6 million for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, net interest income was $4.1 million and $4.7 million respectively. Net interest income decreased primarily as a result of the decrease in the average balance of interest-earning assets and the change in the overall deposit structure. Both of these were a direct result of the large withdrawal of deposits that occurred during the fourth quarter of 2004. The non-interest bearing deposits were replaced primarily with the Federal Home Loan Bank ("FHLB") advances with various maturities as well time deposits. Also as a result of the withdrawal of the deposits, the average balance in both federal funds sold and securities available for sale decreased.

Average Balance Sheet
The following tables summarize the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for Pelican Financial.



                                                                        Three Months Ended September 30,
                                                                     2005                                  2004
                                                  -----------------------------------------------------------------------------
                                                        Average        Interest  Yield/Cost   Average    Interest  Yield/Cost
                                                        Volume        ----------------------  volume    ----------------------

ASSETS
Interest-earning assets:

  Federal funds sold...........................             $ 17,252     $ 134     3.11%      $ 21,932      $ 83      1.51%
  Securities...................................               65,419       627       3.83      109,609       853     3.11
  Loans receivable.............................              109,746     1,915       6.98      105,596     1,810     6.85
                                                             -------     -----       ----      -------     -----     ----
    Total interest-earning assets..............              192,417     2,676       5.56      237,137     2,746     4.63
  Non-earning assets...........................                7,063                            12,472
                                                               -----                            ------
       Total assets............................            $ 199,480                          $249,609
                                                           =========                           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts.................................              $ 2,685         6       0.89     $  1,865         3     0.64
  Money market accounts........................               43,054       234       2.17      114,445       572     2.00
  Savings deposits.............................               11,550        50       1.73        9,462        32     1.35
  Time deposits................................               78,098       756       3.87       36,040       409     4.54
  Other borrowings.............................               30,463       338       4.44       12,000       165     5.50
                                                              ------       ---       ----       ------       ---     ----
    Total interest-bearing liabilities.........              165,850     1,384       3.34      173,812     1,181     2.72
                                                                         -----       ----                  -----     ----
  Noninterest-bearing liabilities..............               18,903                            59,757
 Shareholders' equity..........................               14,727                            16,040
                                                              ------                         -- ------
  Total liabilities and shareholders' equity...            $ 199,480                          $249,609
                                                           =========                           =======
Interest rate spread...........................                                       2.22%                           1.91%
                                                                                      ====                            ====
Net interest income and net interest
  margin.......................................                         $1,292        2.69%               $1,565      2.64%
                                                                        ======        ====                 =====      ====

                                                                        Nine Months Ended September 30,
                                                                     2005                                  2004
                                                  -----------------------------------------------------------------------------
                                                        Average        Interest  Yield/Cost   Average    Interest  Yield/Cost
                                                        Volume        ----------------------  Volume    ----------------------

ASSETS
Interest-earning assets:

  Federal funds sold...........................             $ 13,020     $ 270     2.76%      $ 30,318     $ 254      1.12%
  Securities...................................               70,029     1,855       3.53       92,774     2,125     3.05
  Loans receivable.............................              110,976     5,741       6.90      108,349     5,710     7.03
                                                             -------     -----       ----      -------     -----     ----
    Total interest-earning assets..............              194,025     7,866       5.40      231,500     8,091     4.66
  Non-earning assets...........................                7,981                            12,065
                                                               -----                            ------
       Total assets............................             $202,006                         $ 243,565
                                                            ========                           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts.................................             $  2,803        17       0.80     $  1,636        10     0.80
  Money market accounts........................               52,865       820       2.07       99,468     1,556     2.09
  Savings deposits.............................               12,267       140       1.52        9,341        96     1.37
  Time deposits................................               63,200     1,752       3.70       37,110     1,222     4.39
  Other borrowings.............................               36,539     1,073       3.92       12,000       490     5.44
                                                              ------     -----       ----       ------       ---     ----
    Total interest-bearing liabilities.........              167,674     3,802       3.02      159,555     3,374     2.82
                                                                         -----       ----                  -----     ----
  Noninterest-bearing liabilities..............               19,435                            67,680
 Shareholders' equity..........................               14,897                            16,330
                                                              ------                         -- ------
  Total liabilities and shareholders' equity...             $202,006                         $ 243,565
                                                            ========                           =======
Interest rate spread...........................                                       2.38%                           1.84%
                                                                                      =====                           =====
Net interest income and net interest
  Margin.......................................                         $4,064        2.79%               $4,717      2.72%
                                                                      = ======        =====                =====      =====



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

Noninterest Income
Noninterest income for the three months ended September 30, 2005 was $120,000 compared to $404,000 for the same period in 2004, a decrease of $284,000. This decrease was primarily due to the decrease in gain on sale of securities of $310,000. The decrease gain on sale of securities was due to the gains recognized during 2004 on the sales of securities for liquidity purposes. There were no sales of securities during the three months ended September 30, 2005.

For the nine months ended September 30, 2005, noninterest income was $301,000, compared to $562,000 for the same period in 2004. The decrease of $261,000 was primarily the result of fluctuations in operations as described above.

Noninterest Expense
Total noninterest expense for the three months ended September 30, 2005 and September 30, 2004 was $1.8 million and $2.0 million, respectively. For the nine months ended September 30, 2005 and September 30, 2004, noninterest expense was $5.6 million. The significant fluctuations are detailed below.

Compensation and Employee Benefits Expense
Compensation and benefits decreased $112,000 and $201,000 for the three and nine month periods, ended September 30, 2005, respectively. The reduction is primarily due to the departure of several high cost employees. Their responsibilities were subsequently shared among the remaining management team.

Occupancy and Equipment Expense
Occupancy and equipment expense increased $15,000 and $181,000 for the three and nine month periods, ended September 30, 2005, respectively. The increase was due to Pelican National opening two bank branches during the second half of the year in 2004.

Marketing and Advertising
Marketing and Advertising expense increased $22,000 and $48,000 for the three and nine month periods, ended September 30, 2005, respectively. The increase in expenditures was due to increased advertising and promotional activity.

Other Noninterest Expense
Other noninterest expenses decreased to $263,000, compared to $363,000 for the quarters ended September 30, 2005 and 2004, respectively. The decrease is due to management's focused effort on reducing costs to improve profitability. For the nine month period ended September 30, 2005, other noninterest expense decreased $47,000.

BALANCE SHEET ANALYSIS

The following is a discussion of the consolidated balance sheet of Pelican Financial.

ASSETS
At September 30, 2005, total assets of Pelican Financial equaled $194.5 million compared to $198.8 million at December 31, 2004, a decrease of $4.3 million or 2%.

Investment Securities
Pelican  National  primarily  utilizes  investments  in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Pelican National has invested primarily in U. S. government and agency securities and U. S. government sponsored agency issued mortgage-backed securities. As required by SFAS

No. 115, Pelican National classifies securities as held-to-maturity, available-for-sale, or trading. At September 30, 2005, and at December 31, 2004, all of the investment securities held in Pelican National's investment portfolio were classified as available for sale. ..

The following table contains information on the carrying value of Pelican National's investment portfolio at the dates indicated. At September 30, 2005, the market value of Pelican National's investment portfolio totaled $61.0 million. During the periods indicated and except as otherwise noted, Pelican National had no securities of a single issuer that exceeded 10% of shareholders' equity.


                                                                          (dollars in thousands)
                                                        At September 30, 2005                At December 31, 2004
                                                        ---------------------                --------------------
U. S. Government agency                                                  $  24,140                      $  49,934
Mortgage-backed securities                                                  36,897                         19,452
Federal Reserve Bank and Federal Home Loan Bank
Stock                                                                        1,905                          2,670
                                                   --------------------------------    ---------------------------------
 Total investment securities                                             $  62,942                      $  72,056
                                                   ================================    =================================


The decrease in securities available for sale is the result of management's attempt to maximize the yield earned on the deposits at Pelican National. Management is using the investment portfolio as an alternative to investing in loans receivable due to new loan originations trailing deposit growth.

Cash and Cash Equivalents
Cash and cash equivalents were $18.6 million at September 30, 2005, compared to $10.5 million at December 31, 2004. The increase of $8.1 million or 77% was primarily the result of a $13.3 million increase in deposits. These deposits have not been fully invested in higher yielding loans or securities and were primarily being invested in federal funds sold. Management is anticipating higher loan production and is maintaining higher liquidity levels to fund the growth.

Loans Receivable
Total loans receivable were $86.8 million at September 30, 2005, compared to $110.8 million at December 31, 2004. The decrease in balance is the result of new loan production being offset by loan payoffs and principal reductions. Also, $20.6 million in boat loans were transferred to loans held for sale to allow Pelican National to reduce the assets of the bank and achieve compliance with the Formal Agreement with the OCC. New loan production for the three and nine months ended September 30, 2005 was $13.3 million and $47.7 million, respectively.

The following table contains selected data relating to the composition of Pelican Financial's loan portfolio by type of loan at the dates indicated. This table includes loans held for sale and loans held for investment. Pelican Financial had no concentration of loans exceeding 10% of total loans that are not otherwise disclosed below.


                                                                     September 30, 2005     December 31, 2004
                                                                    ---------------------   ------------------
                                                                      Amount     Percent    Amount     Percent
                                                                                 (in thousands)
Real estate loans:
   Residential, one to four units..........                         $45,449      42.08%   $46,331      41.55%
   Commercial and industrial
       real estate.........................                          29,423     27.24      37,457     33.59

   Construction............................                           1,408      1.30       1,381      1.24
                                                                      -----      ----       -----      ----
      Total real estate loans..............                          76,280     70.62      85,169     76.38
Other loans:
   Business, commercial....................                           5,140      4.76       1,968      1.77
   Automobile..............................                             398      0.37         348      0.31
   Marine..................................                          20,581     19.05      17,823     15.98

   Other consumer..........................                           5,621      5.20       6,205      5.56
                                                                      -----      ----       -----      ----
      Total other loans....................                          31,740     29.38      26,344     23.62
                                                                     ------     -----      ------     -----
         Total gross loans.................                         108,020     100.00%   111,513     100.00%
                                                                                ======                ======

Unearned fees, premiums and
   discounts, net..........................                             302                   272

Allowance for loan losses..................                           (970)                 (954)
                                                                    ------                ------

   Total Loans net.........................                        $107,352              $110,831
                                                                   --------              --------


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


                                                                    At September 30,      At December 31,
                                                                   2005         2004           2004
                                                                   ----         ----           ----
                                                                        (Dollars in thousands)

Nonaccrual loans...............................                    $ 682        $ 232           $   450
Loans past due 90 days or more but not on
  nonaccrual...................................                        -           59               109
                                                               ---------           --               ---
    Total nonperforming loans..................                      682          291               559


Other real estate owned........................                       62            -                 -
                                                                      --    ------- -            -------
    Total nonperforming assets.................                    $ 744      $   291             $ 559
                                                                   =====       ======             =====

Total nonperforming assets to total assets.....                    0.38%        0.11%             0.28%
Allowance for loan losses to nonperforming loans                 142.27%      322.34%           170.83%
Nonperforming loans to total assets............                    0.35%        0.11%             0.28%



Provision and Allowance for Loan Losses
The allowance for loan losses as of September 30, 2005 was $971,000, or 1.12% of total portfolio loans, compared to $954,000, or 0.86% of total loans at December 31, 2004. The allowance for loan losses is maintained at a level management considers appropriate based upon our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The methodology for measuring the appropriate level of allowance relies on several key elements, which include specific allowances for identified problem loans, general allocations for graded loans, and general allocations based on historical trends for pools of similar un-graded loans.

Specific allowances are established in cases where senior credit management has identified significant conditions or circumstances related to an individual credit that we believe indicates the loan is impaired. The specific allowance is determined by methods prescribed by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".

A general allocation on commercial and commercial real estate loans not considered impaired is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Loans are assigned a loss allocation factor for each loan classification category. The lower the grading assigned to a loan category, the greater the allocation percentage that is applied. Changes in risk grade of both performing and nonperforming loans affect the amount of the allocation. Loss factors are based on our loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the analysis date.

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

During the three and nine months ended September 30, 2005 the allowance for loan losses was not materially changed. The small fluctuation in the allowance was deemed appropriate due to no significant change in the allocations on the loans on the banks "criticized asset report". The aforementioned reclassification of marine loans to held for sale resulted in a charge-off of $440,000 to adjust the loans to the lower of cost or market value. The allowance was replenished for this charge-off by a provision of $440,000 in the quarter ended September 30, 2005. While the allowance as a percent of loans increased from .86% at December 31, 2004 to 1.12% at September 30, 2005, management believes this is appropriate due to uncertainty of the impact of the recent hurricane. Management is concerned this may impact the collateral value of specific loans and the general economic market in the effected areas.

Criticized assets decreased from $4.5 million at December 31, 2004 to $1.9 million at September 30, 2005. These loans represent loans with one or more underwriting deficiencies as identified by bank management or the bank's regulatory agency. Management is in the process of corrective actions on the criticized loans in an effort to improve the rating on the criticized assets. Criticized assets may or may not be delinquent.

LIABILITIES

At September 30, 2005, the total liabilities of Pelican Financial were $179.7 million as compared to $182.5 million at December 31, 2004, a decrease of $2.8 million or 2%. This decrease was primarily due to repayments of FHLB borrowings which was offset by the an increase in deposits.

Deposits
Total deposits were $154.1 million at September 30, 2005, compared to $140.7 million at December 31, 2004, representing an increase of $13.4 million or 10%. The increase was the result of a focus on developing new deposit relationships with customers. In addition the two branches opened during 2004 increased Pelican National's total deposits to $21.0 million at September 30, 2005.

Federal Home Loan Bank Borrowings
During the nine months ended September 30, 2005, FHLB borrowings decreased from $41.5 million to $25.5 million. The decrease of $16.0 million was due to the increase in deposits. Pelican National borrowed additional funds from the FHLB on a short-term basis until it is able to replace the large withdrawal of deposits that occurred during the fourth quarter of 2004 with core deposits. Pelican National intends to replace the FHLB borrowings with customer deposits.

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

Pelican Financial's source of funds is dividends paid by Pelican National. Pelican National's sources of funds include net increases in deposits, principal and interest payments on loans, proceeds from sales of loans held for sale, proceeds from maturities and sales of securities, calls of available for sale securities and FHLB borrowings.

The liquidity reserve may consist of cash on hand, cash on demand deposits with other correspondent banks, and other investments and short-term marketable securities as determined by the rules of the OCC, such as federal funds sold and United States securities and securities guaranteed by the United States. At September 30, 2005, Pelican National had a liquidity ratio of 39%. This is calculated by adding all of Pelican National's cash, unpledged securities and federal funds sold and dividing by its' total liabilities. Pelican National has available to it several contingent sources of funding. These include the ability to raise funds through brokered deposits, lines of credit and the sale of loans or participations.

Capital Resources
The Board of Governors of the Federal Reserve System's ("FRB") capital adequacy guidelines mandate that minimum ratios be maintained by bank holding companies such as Pelican Financial. Pelican National is governed by capital adequacy guidelines mandated by the OCC. Based upon their respective regulatory capital ratios at September 30, 2005, Pelican Financial and Pelican National are both "well capitalized", as defined in the regulations issued by the FRB and the OCC setting forth the general capital requirements mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991.

The table below indicates the regulatory capital ratios of Pelican Financial and Pelican National and the regulatory categories for a well capitalized and adequately capitalized bank under the regulatory framework for prompt corrective action (all three capital ratios) at September 30, 2005 and December 31, 2004, respectively:


                                          September 30, 2005          December 31, 2004               Required to be
                                        Pelican       Pelican      Pelican        Pelican       Adequately        Well
                                        National      Financial     National      Financial     Capitalized    Capitalized

Total Equity Capital to risk-weighted
assets                                     14.99%       15.77%       15.53%          16.31%          8.00%          10.00%
Tier 1 Capital to risk-weighted assets     14.07%       14.52%       14.64           15.42           4.00%           6.00%
Tier 1 Capital to adjusted total
assets                                      7.47%        7.72%        7.18            7.57           4.00%           5.00%



On September 1, 2005, Pelican National, entered into a Formal Agreement with the OCC. The Formal Agreement requires Pelican National to increase and thereafter maintain Tier 1 capital to at least 13% of risk-weighted assets and Tier 1 capital to at least 8% of adjusted total assets

Item 3:  Quantitative and Qualitative Disclosure About Market Risk
For a discussion of Pelican Financial's asset/liability management policies as well as the potential impact of interest rate changes upon the market value of Pelican Financial's portfolio, see Pelican Financial's Annual Report to Shareholders and Form 10-K for the fiscal year ended December 31, 2004. Management believes that there has been no material change in Pelican Financial's asset/liability position or the market value of Pelican Financial's portfolio since December 31, 2004.

Item 4:  Controls and Procedures

Pelican Financial, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that Pelican Financial's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by Pelican Financial in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Control occurred during the fiscal quarter that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Part II. Other Information

Item 1.   Legal Proceedings

During the quarter ended March 31, 2005, Pelican Financial settled two legal proceedings for approximately $135,000. There has been no other material change to the pending legal proceedings to which Pelican Financial is a party since the filing of the registrant's Form 10-K for the fiscal year ended December 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Shareholders

          None

Item 5.   Other Information

On November 4, 2005, Pelican Financial announced that it had reached an agreement in principle to merge with a newly formed subsidiary of Stark Bank Group.

According to the terms of the proposed agreement, shareholders of Pelican Financial will receive $6.00 for each common share held, subject to adjustment as to the extent that certain costs incurred by Pelican Financial exceed $3.0 million and subject to an escrow account (expected to be approximately $0.20 per share) to be established to cover these costs, to the extent they may exceed $3.0 million, and to cover possible liabilities from the expected sale of certain marine loans. This escrow will reduce the immediate cash payment to less than $6.00 per share. Pelican Financial has approximately 4.5 million common shares outstanding. The proposed all-cash deal is subject to approval by Pelican Financial shareholders and regulators, to a final due diligence by the Stark Bank Group by November 14, 2005, at which time Pelican Financial expects to enter into a definitive agreement, and to other customary closing conditions. The merger is expected to be completed in the first quarter of 2006.

The proposed agreement also requires Stark Bank Group to purchase $4 million of a newly created series of convertible preferred stock of Pelican Financial.

Additional Information about the Merger and Where to Find It

It is anticipated that the merger will be submitted to Pelican Financial shareholders for approval. Pelican Financial will prepare proxy materials describing the merger that will be mailed to Pelican Financial's shareholders. These proxy materials and other relevant materials, including the definitive merger agreement, may be obtained free of charge at the Securities and Exchange Commission's website at http://www.sec.gov. In addition, shareholders may obtain free copies of the documents that Pelican Financial files with the SEC on Pelican Financial's website at www.PelicanFinancialInc.com or by written request directed to:

Howard Nathan
Pelican Financial, Inc.
3767 Ranchero Drive
Ann Arbor, Michigan 48108.

SHAREHOLDERS OF PELICAN FINANCIAL ARE URGED TO READ THESE MATERIALS AND TO READ THE DEFINITIVE PROXY MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN

AND WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER AND RELATED ITEMS. Shareholders are urged to read the proxy statement and other relevant materials before making any voting or investment decisions with respect to the proposed merger.

The executive officers and directors of Pelican Financial have interests in the proposed merger, some of which differ from, and are in addition to, those of Pelican Financial's shareholders generally. In addition, Pelican Financial and its executive officers and directors may be participating or may be deemed to be participating in the solicitation of proxies from the security holders of the Pelican Financial in connection with the proposed merger. Information about the executive officers and directors of Pelican Financial, their relationship with Pelican Financial and their beneficial ownership of Pelican Financial securities will be set forth in the proxy materials filed with the Securities and Exchange Commission. Shareholders may obtain additional information regarding the direct and indirect interests of Pelican Financial and its executive officers and directors in the proposed merger by reading the proxy materials relating to the merger when they become available.

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




Date: November 14, 2005            /s/ Charles C. Huffman
                                  ----------------------
                                     Charles C. Huffman
                               President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 14, 2005             /s/ Howard M. Nathan
                                   --------------------
                                      Howard M. Nathan
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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
