Form 10-K
period 2005-12-31
PELICAN FINANCIAL INC
filed 2006-04-14
CIK 1037652

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended    December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check on):

Large accelerated filer ☐                    Accelerated filer ☐                              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on June 30, 2005 was $25,842,599 ($5.75 per share based on shares of common stock outstanding at June 30, 2005).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding or each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2006, there were issued and outstanding 4,494,365 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

Part I.

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Managements Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III.

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

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

PART I

Item 1.    Business

General

Pelican Financial, Inc. (“Pelican Financial”) was incorporated in Delaware on March 3, 1997 to own and control all of the outstanding capital stock of Pelican National Bank (“Pelican National”) and Washtenaw Mortgage Company (“Washtenaw Mortgage”). On August 22, 2003, The Washtenaw Group, Inc. (“TWG”) was incorporated in Michigan to own and control all of the outstanding capital stock of Washtenaw Mortgage. In an internal reorganization, Pelican Financial transferred all the shares of Washtenaw Mortgage to TWG in exchange for all the outstanding shares of TWG. At the close of business on December 31, 2003, Pelican Financial distributed to each record holder of its common stock, as of December 22, 2003, one share of common stock of TWG.

On December 6, 2005, Pelican Financial entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to merge with a newly formed subsidiary of Stark Bank Group, Ltd, of Fort Dodge, Iowa (“Stark”). According to the terms of the Merger Agreement, shareholders of Pelican Financial will receive $6.00 for each common share held, subject to reduction for certain costs incurred by Pelican Financial in excess of $3.0 million, and minus an escrow of $0.20 per share to cover possible liabilities from the expected sale of certain marine loans. At the option of Pelican Financial, the escrow may be increased to cover certain disputed costs or to cover claims on marine loans that are made prior to closing. The escrow will reduce the immediate cash payment to less than $6.00 per share. Pelican Financial has 4,494,365 shares of common stock outstanding as of March 31, 2006. The all-cash deal is was approved by Pelican Financial shareholders and regulators on March 30, 2006. The merger is expected to be completed in the second quarter of 2006.

The Merger Agreement also requires Stark to purchase $4 million of a newly created series of convertible redeemable preferred stock of Pelican Financial. On December 15, 2005, Pelican Financial issued and sold to Stark 40,000 shares of Series A Convertible Preferred Stock (the “Series A Stock”) at a purchase price of $100 per share for a total purchase price of $4 million. The Series A Stock is convertible into approximately 761,904 shares of Pelican Financial’s common stock, subject to adjustment, during certain periods described in the Certificate of Designation of the Powers, Preferences and Rights of Series A Stock pursuant to which the Series A Stock was authorized. PFI will be required to redeem the Series A Stock on the later of  six months following the termination of the Merger Agreement or October 1, 2006.

Pelican Financial has no employees other than executive officers who do not receive compensation from Pelican Financial for serving in this capacity. See “Management - Director and Executive Officer Compensation.”  Pelican Financial engages in no other operations other than the management of its investments in Pelican National. Pelican National is engaged primarily in retail banking.

Our internet address is www.PelicanFinancialInc.com. We make available free of charge on www.PelicanFinancialInc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Commission. Our Code of Business Conduct and Ethics and the charters of the Audit Committee and the Nominating and Corporate Governance Committees are also available on our website.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the Commission. Requests should be directed to:

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

At December 31, 2005, total assets of Pelican Financial were $180.4 million. For the year ended December 31, 2005, the net loss was $1.6 million, of which $1.0 million was a net loss of Pelican National, and $600,000 was a net loss at Pelican Financial.

Market Area

The following market area discussion relates only to the continuing operations of Pelican Financial through Pelican National.

The retail banking operations of Pelican National are located in Naples, Cape Coral, Bonita Springs and Fort Myers, Florida. Pelican National is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the communities it serves. Pelican National’s primary service area for attracting deposits and making loans includes the communities located in western Collier County, Florida and Lee County, Florida. These communities include North Naples, Central Naples, East Naples, South Naples, Golden Gate, Marco Island, and the portion of Bonita Springs, located in Collier County, which make up an area locally known as the “greater Naples area.”  Collier County has, and continues to experience population growth greater than the national and Florida averages. The population of Collier County for 2004 was estimated at 297,000. In addition, the population grows by approximately one-third during the winter season, which traditionally lasts from November through April. The area has an estimated median family income of $54,800 as compared to an average of $50,000 for the entire United States. As result of the growing population with high incomes, deposits at banks have grown approximately 70% over the past five years.

As a result of the opening of additional branch offices in Fort Myers and Cape Coral, Pelican National Bank’s secondary service area for attracting deposits and making loans includes the communities located in western Lee County, Florida. These communities include North Fort Myers, Central Fort Myers, East Fort Myers, South Fort Myers, Fort Myers Beach, Sanibel Island, San Carlos, Captiva Island, Cape Coral, Lehigh Acres, and Pine Island. Lee County has, and continues to experience population growth greater than the national and Florida averages. The population of Lee County was estimated to be 514,000 in 2004.

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

General. Pelican National originates or acquires loans through its banking operations. Pelican National has a diversified loan portfolio with no concentration to any one borrower or industry. Loans are held either for investment or held as available for sale in the secondary market. In addition to residential mortgage loan production, Pelican National engages in the origination of commercial, commercial real estate, construction, and consumer loans. Pelican National also purchases loan packages to supplement its loan portfolio. For the years ended December 31, 2005 and 2004, Pelican loan production totaled $67.8 million and $57.8 million, respectively. Total loans outstanding at December 31, 2005 and 2004 were $92.4 million and $110.8 million, respectively.

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

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential, one to four units	$44,696	47.96%	$46,331	41.55%	$44,094	39.83%	$37,074	35.29%	$44,028	47.32%
Commercial and industrial real estate	35,889	38.51	37,457	33.59	43,151	38.98	58,014	55.22	32,954	35.43
Construction	1,351	1.45	1,381	1.24	1,327	1.19	2,905	2.77	3,673	3.95
Total real estate loans	81,936	87.92	85,169	76.38	88,572	80.00	97,993	93.28	80,655	86.70
Other loans:
Business, commercial	4,570	4.90	1,968	1.77	1,534	1.39	963	0.92	703	0.76
Automobile	354	0.38	348	0.31	478	0.43	739	0.70	1,252	1.35
Boat	—	—	17,823	15.98	14,578	13.17	—	—	—	—
Other consumer	6,337	6.80	6,205	5.56	5,546	5.01	5,357	5.10	10,412	11.19
Total other loans	11,261	12.08	26,344	23.62	22,136	20.00	7,059	6.72	12,367	13.30
Total gross loans	93,197	100.00%	111,513	100.00%	110,708	100.00%	105,052	100.00%	93,022	100.00%

Unearned fees, premiums and discounts, net	175		272		420		92		(305)
Allowance for loan losses	(969)		(954)		(1,330)		(1,062)		(856)

Total loans receivable, net	$92,403		$110,831		$109,798		$104,082		$91,861

The following table contains certain information at December 31, 2005 regarding the maturity of Pelican Financial’s loan portfolio along with the dollar amounts of loans due after one year that have fixed and variable rates. All loans are shown maturing based upon contractual maturities and include scheduled payments but not potential prepayments. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances have not been reduced for undisbursed loan proceeds, unearned discounts, and the allowance for loan losses. Scheduled contractual principal repayments are not necessarily predictive of the actual maturities of loans because of prepayments. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when prevailing mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans, and conversely, decrease when interest rates on existing mortgages are substantially higher than prevailing mortgage rates.

	1 to 4 Family Real Estate	Commercial & Industrial Real Estate	Construction	Business, Commercial	Consumer	Total

Non-accrual loans	$578	$—	$—	$—	$—	$578

Amounts Due:
Within 3 months	$4,252	$13,959	$1,208	$4,287	$5,870	$9,576
3 months to 1 year	3,853	4,765	143	4	140	8,905
Total due within 1 year	8,105	18,724	1,351	4,291	6,010	38,481

After 1 year:
1 to 3 years	15,147	10,999	—	279	124	26,549
3 to 5 years	6,439	210	—	—	265	6,914
5 to 10 years	1,016	4,283	—	—	289	5,588
10 to 15 years	3,128	423	—	—	3	3,554
Over 15 years	10,283	1,250	—	—	—	11,533
Total due after 1 year	36,013	17,165	—	279	681	54,138

Total	$44,696	$35,889	$1,351	$4,570	$6,691	$93,197

Fixed rate	$21,670	$9,305	—	$279	$681	$31,935
Variable rate	14,343	7,860	—	—	—	22,203
Total due after 1 year	$36,013	$17,165	$—	$1,484	$405	$54,138

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

Nonperforming assets consist of nonperforming loans and real estate owned. Loans are usually placed on nonaccrual status when the loan is past due 90 days or more, or the ability of a borrower to repay principal and interest is in doubt. Real estate or other collateral acquired by Pelican Financial as a result of foreclosure or repossession is classified as other real estate owned or repossessed assets until the time it is sold. Pelican Financial generally tries to sell the property at a price no less than its net book value, but will consider discounts where appropriate to expedite the return of the funds to an earning status. When the property is acquired, it is initially recorded at the lower of cost or fair value, establishing a new cost basis. After foreclosure or repossession, valuations are periodically performed by management and adjusted through a charge to income for changes in the fair value or cost to sell.

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

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$578	$450	$455	$1,558	$1,894
Loans past due 90 days or more but not on nonaccrual	—	109	—	97	—
Total nonperforming loans	578	559	455	1,655	1,894

Other real estate owned	44	—	333	76	77
Total nonperforming assets	$622	$559	$788	$1,731	$1,971

Total nonperforming assets to total assets	0.34%	0.28%	0.36%	0.45%	0.53%
Allowance for loan losses to nonperforming loans	167.76%	170.83%	292.31%	64.21%	45.22%
Nonperforming loans to total assets	0.32%	0.28%	0.21%	0.43%	0.51%

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

The following table contains information with respect to Pelican Financial’s allowance for loan losses for the periods indicated.

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average loans outstanding, net	$110,111	$107,872	$110,875	$110,355	$89,743
Total gross loans outstanding at end of period	$93,373	$111,513	$110,708	$105,052	$93,022

Allowance balance at beginning of period	$954	$1,330	$1,062	$856	$507

Provision for loan losses	440	(225)	1,058	300	562

Actual charge-offs:
1-4 family residential real estate	26	20	671	53	171
Other	525	283	198	54	44
Total charge-offs	551	303	869	107	215

Recoveries:
Total recoveries	126	152	79	13	2
Net chargeoffs	425	151	790	94	213

Allowance balance at end of period	$969	$954	$1,330	$1,062	$856

Net chargeoffs as a percent of average loans	0.39%	0.14%	0.71%	0.09%	0.24%
Allowance for loan losses to total gross loans at end of period	1.04%	0.86%	1.20%	1.01%	0.92%

The following table summarizes the allocation of the allowance for loan losses by loan type and the percent of loans in each category compared to total loans at the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans	Allowance Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
1-4 family residential real estate	$732	48.78%	$713	41.55%	$589	39.83%	$716	35.29%	$499	47.32%
Commercial and industrial real estate	158	38.02	118	33.59	614	38.98	153	55.22	94	35.43
Construction	2	1.45	1	1.24	2	1.19	—	2.77	14	3.95
Business, commercial	—	5.22	—	1.77	6	1.39	3	0.92	3	0.76
Boat	—	—	110	15.98	100	13.17	—	—	—	—
Other	77	6.53	12	5.87	19	5.44	190	5.80	246	12.54
Unallocated	—		—		—		—		—
Total	$969	100.00%	$954	100.00%	$1,330	100.00%	$1,062	100.00%	$856	100.00%

Investment Activities

Since the start of Pelican Financial’s retail banking activities, primarily conducted through Pelican National, deposit in-flows to Pelican National have been adequate to match Pelican National’s loan demand. In addition, Pelican National sells a portion of its loans into the secondary market, thus replenishing its liquidity on a regular basis. Pelican National currently invests excess liquidity in a variety of interest-earning assets. The investment policy related to the retail banking operations of Pelican Financial, as approved by the Board of Directors of Pelican National, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement Pelican Financial’s lending activities. Pelican Financial primarily utilizes investments in securities for liquidity management and as a method of deploying excess funding not utilized for investment in loans. Generally, Pelican Financial’s investment policy is more restrictive than applicable regulations allow and, accordingly, Pelican Financial has invested primarily in U.S. government and agency securities, federal funds, and U.S. government sponsored agency issued mortgage-backed securities. As required by Statement of Financial Accounting Standards, (“SFAS”) No. 115, Pelican Financial has established an investment portfolio of securities that are categorized as held-to-maturity, available-for-sale, or held for trading. At December 31, 2005, all of the investment securities held in Pelican Financial’s investment portfolio were classified as available for sale.

At December 31, 2005, Pelican Financial had invested $22.0 million, or 12% of total assets, in Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. These were primarily composed of adjustable rate mortgages. In addition, at December 31, 2005, $34.2 million, or 19%, of total assets, were debt obligations issued by federal agencies and sponsored entities, which generally have stated maturities from one year to twenty-five years. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to these instruments thereby changing the net yield on these securities. There is also reinvestment risk associated with the cash flows from these securities or if these securities are redeemed by the issuer. In addition, the market value of these securities may be adversely affected by changes in interest rates.

The following table contains information on the market value of Pelican Financial’s investment portfolio at the dates indicated. At December 31, 2005, the market value of Pelican Financial’s investment portfolio totaled $57.5 million. During the periods indicated and except as otherwise noted, Pelican Financial had no securities of a single issuer that exceeded 10% of stockholders’ equity.

	At December 31,
	2005	2004	2003
	(In thousands)

U.S. Government agency	$34,236	$49,934	$25,403
Mortgage-backed securities	21,967	19,452	24,327
Federal Reserve Bank and FHLB stock	1,298	2,670	949
Total investment securities	$57,501	$72,056	$50,679

The following table contains certain information regarding the market values, weighted average yields, and contractual maturity distribution, excluding periodic principal payments, of Pelican Financial’s investment securities portfolio at December 31, 2005.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

U.S. Government Agency	$6,896	3.00%	$10,724	3.37%	$2,004	5.03%	$2,343	5.34%	$21,967	3.62%
Mortgage-backed securities	—	—	—	—	7,740	4.23	26,496	4.71	34,236	4.60
Other	—	—	—	—	—	—	1,298	4.92	1,298	4.92
Total	$6,896	3.00%	$10,724	3.37%	$9,744	4.39%	$30,137	4.22%	$57,501	4.23%

Source of Funds

Pelican National funds its retail banking activities primarily with deposits, loan repayments and prepayments, and cash flows generated from operations. Pelican National offers a variety of deposit accounts with a range of interest rates and terms. Pelican National’s deposits consist of checking, money market, savings, NOW, and certificate of deposit accounts. At December 31, 2005, approximately 56% of the funds deposited in Pelican National were in certificate of deposit accounts. At December 31, 2005, core deposits (savings, NOW, and money market) represented  44% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Pelican National’s deposits are obtained predominantly from the area around its offices in Naples, Cape Coral, Bonita Springs and Fort Myers, Florida. Pelican National has relied primarily on customer service and competitive rates to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect Pelican National’s ability to attract and retain deposits. Pelican National uses traditional means of advertising its deposit products, including print media and generally does not solicit deposits from outside its market area. Pelican National does not actively solicit certificate accounts in excess of $100,000 to obtain deposits. At December 31, 2005, $61.1 million, or 73% of Pelican National’s certificate of deposit accounts were to mature within one year. Pelican National believes that substantially all of the certificate of deposit accounts that mature within one year will be rolled-over into new certificate of deposit accounts. To the extent that certificate of deposit accounts are not rolled-over, Pelican National believes that it has sufficient resources to fund these withdrawals.

The following table contains information on the amount and maturity of jumbo certificates of deposit (i.e., certificates of deposit of $100,000 or more) at December 31, 2005.

Time Remaining Until Maturity	Jumbo Certificates of Deposit
(In thousands)
Less than 3 Months	$11,671
3 Months to 6 Months	12,059
6 Months to 12 Months	11,586
Greater than 12 Months	13,225
Total	$48,541

Employees

At December 31, 2005, Pelican Financial had no employees other than executive officers. At December 31, 2005, Pelican National had 48 full-time equivalent employees. None of the employees of Pelican Financial or its subsidiary were represented by a collective bargaining agreement. Management of Pelican Financial considers its relationship with its employees to be satisfactory.

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

The FRB may require that Pelican Financial terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any of its banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Pelican Financial must file written notice and obtain approval from the FRB prior to purchasing or redeeming its equity securities.

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

As a national banking association, Pelican National is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”). To a lesser extent, Pelican National is also subject to regulations of the Federal Deposit Insurance Corporation (the “FDIC”) as administrator of the Bank Insurance Fund (the “BIF”) and the FRB. If, as a result of an examination of Pelican National, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Pelican National’s operations are unsatisfactory or that Pelican National or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Pelican National, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate Pelican National’s deposit insurance in the absence of action by the OCC and upon a finding that Pelican National is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

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

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in compliance with the CRA. The total assets of all financial subsidiaries may not exceed the lesser of 45% of the parent bank’s consolidated total assets, or $50 billion. For purposes of determining regulatory capital (a) a national bank with a financial subsidiary must exclude from its total assets and equity all equity investments, including retained earnings, in a financial subsidiary, and deduct such investment from its total risk-based capital and (b) the assets of the financial subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

Dividends and Other Transfers of Funds

Dividends from Pelican National constitute the principal source of income to the Pelican Financial. Pelican Financial is a legal entity separate and distinct from Pelican National. Pelican National is subject to various statutory and regulatory restrictions on its ability to pay dividends to Pelican Financial. Under such restrictions, the amount available for payment of dividends to Pelican Financial by Pelican National totaled zero at December 31, 2005. Any dividends paid to Pelican Financial would require special approval by the regulator. In addition, Pelican National’s regulators have the authority to prohibit them from paying dividends, depending upon their financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

On September 1, 2005, Pelican National, entered into a Formal Agreement with the OCC, under which Pelican National is obligated to take measures necessary to correct unsafe and unsound banking practices and certain violations of law. See “Prompt Corrective Action and Other Enforcement Mechanisms.”

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

Loans-to-One Borrower Limitations

With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At December 31, 2005, Pelican National’s loans-to-one-borrower limit was $2.8 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, Pelican National’s largest single lending relationship had an outstanding balance of $2.0 million, and consisted of a loan secured by real estate in Pelican National’s lending area, and was performing in accordance with its terms.

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

The following table presents the amounts of regulatory capital and the capital ratios for Pelican Financial, compared to its minimum regulatory capital requirements of the FRB as of December 31, 2005.

	As of December 31, 2005
	Actual		Required to be Adequately Capitalized		Excess over Minimum Required
	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk- Weighted Assets)	$15,971	16.70%	$7,650	8.00%	$8,321	8.70%
Tier 1 Capital (to Risk- Weighted Assets)	15,002	15.69	3,825	4.00	11,177	11.69
Tier 1 Capital (to Average Assets)	15,002	8.04	7,461	4.00	7,541	4.04

The following table presents the amounts of regulatory capital and the capital ratios for Pelican National, compared to its minimum regulatory capital requirements to be considered well capitalized as of December 31, 2005.

	As of December 31, 2005
	Actual		Required to be Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based ratio	$19,668	20.66%	$8,966	10.00%	$10,672	10.66%
Tier 1 risk-based ratio	18,669	19.64	5,398	6.00	13,271	13.64
Leverage ratio	18,669	10.02	9,323	5.00	9,346	5.02

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it, which has occurred for Pelican National. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

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

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law — which provide that loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2005, Pelican National exceeded the required ratios for classification as “well capitalized” and the additional capital requirement under the Formal Agreement.

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

On October 16, 2003, Pelican National entered into an informal, non-binding, memorandum of understanding with the OCC (the “OCC MOU”). The OCC MOU puts in place additional operational and reporting requirements on the Management and Board of Directors of Pelican National Bank. The OCC MOU does not include any financial covenants. In the opinion of Management, the OCC MOU will not have a material adverse effect upon the business operations or future profitability of Pelican National. Furthermore, on September 1, 2005, Pelican National, entered into a Formal Agreement with the OCC, under which Pelican National is obligated to take the following measures to correct unsafe and unsound banking practices and certain violations of law:  (a) form a compliance committee comprised of at least three outside directors; (b) adopt and implement a written action plan to improve Pelican National; (c) adopt and implement a written three-year strategic plan; (d) adopt and implement a written profit plan to improve and sustain earnings of Pelican National; (e) increase and thereafter maintain Tier 1 capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets; (f) appoint a new Senior Lending Officer; (g) develop and implement a written program to improve Pelican National’s portfolio management; (f) develop and implement a written program to reduce the high level of credit risk; (g) take immediate and continuing action to protect its interest in assets criticized in the most recent Report of Examination and (h) take all necessary step to ensure that Pelican National corrects each violation of law, rule or regulation cited in the Report of Examination.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (a) internal controls, information systems and internal audit systems, (b) loan documentation, (c) credit underwriting, (d) asset growth, (e) earnings, and (f) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (a) conduct periodic asset quality reviews to identify problem assets, (b) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (c) compare problem asset totals to capital, (d) take appropriate corrective action to resolve problem assets, (e) consider the size and potential risks of material asset concentrations, and (f) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

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

As of September 30, 2005, the BIF reserve ratio (which is the ratio of the net worth of the BIF to the value of the aggregate total domestic deposits held in all BIF members) was 1.25%. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the first time since

1996. Any increase in assessments or the assessment rate could have a material adverse effect on the Pelican Financial’s earnings, depending on the amount of the increase.

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

Federal Home Loan Bank System

Pelican National is a member of the Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”). Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB.

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

Federal Reserve System

The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, Pelican National was in compliance with these requirements.

Item 1. A   Risk Factors

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to Pelican Financial and its subsidiary, Pelican National Bank. You should carefully consider the risks described below as well as elsewhere in this Annual Report on Form 10-K. If any of the risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

We may be adversely affected by changes in economic and political conditions and by governmental monetary and fiscal policies.

The banking industry is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond our control may adversely affect our potential profitability. Any future rises in interest rates, while increasing the income yield on our earning assets, may adversely affect loan demand and the cost of funds and, consequently, our profitability. Any future decreases in interest rates may adversely affect our profitability because such decreases may reduce the amounts that we may earn on our assets. Economic downturns could result in the delinquency of outstanding loans. We do not expect any one particular factor to materially affect our results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on our ability to remain profitable.

Changes in interest rates could adversely affect our financial condition and results of operations.

The operations of financial institutions, such as us, are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Our net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. Like all financial institutions, our balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Most of our loans are secured by real estate located in our market area. If there is a downturn in our real estate market, these borrowers may default on their loans and we may not be able to fully recover our loans.

A downturn in the real estate market could hurt our business because most of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

We are  exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected

Our operations are located in southwest Florida, which makes our business highly susceptible to local economic conditions, and an economic downturn or recession in that area may adversely affect our ability to operate profitably.

Unlike larger banking organizations that are more geographically diversified, our operations are currently concentrated in southwest Florida. In addition, almost all of our loans have been made to borrowers in the state of Florida. As a result of this geographic concentration, our financial results depend largely upon economic conditions in this market area. A deterioration or recession in economic conditions in this market could result in one or more of the following:

•                                          an increase in loan delinquencies;

•                                          an increase in problem assets and foreclosures;

•                                          a decrease in the demand for our products and services; and

•                                          a decrease in the value of collateral for loans, especially real estate, and reduction in the customers’ borrowing power.

Any of the foregoing factors may adversely affect our ability to operate profitably.

We are subject to federal and state regulation and the monetary policies of the Federal Reserve Board. Such regulation and policies can have a material adverse effect on our earnings and prospects.

Our operations are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board  or to existing federal and state legislation or the effect that such changes may have on our future business and earnings prospects

We have established an allowance for loan losses based on our management’s estimate. Actual losses could differ significantly from those estimates. If the allowance is not adequate, it could have a material adverse effect on our earnings and the price of our stock.

We have established an allowance for loan losses which management believes to be adequate to offset probable losses on our existing loans. However, there is no precise method of estimating loan losses and our ongoing analysis may cause this estimate to change in the future and actual losses may differ materially from this estimate. In addition, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses. Any increase in the allowance for loan losses will reduce our earnings and may adversely affect the price of our common stock.

Our merger agreement with Stark Bank Group has various conditions to closing which must be satisfied by us or waived by Stark prior to the completion of the merger. If these conditions are not satisfied or waived, Stark may terminate the merger agreement. If the merger agreement is terminated, we will also be required to redeem the Series A Preferred Stock that was sold to Stark in connection with the merger agreement. The termination of the merger agreement could have a material, adverse effect on us.

The merger agreement with Stark Bank Group contains various conditions to closing, including obtaining Pelican Financial stockholder approval, obtaining all governmental and regulatory approval, and compliance with the other terms and conditions of the merger agreement. If these conditions are not satisfied by us or waived by Stark, Stark may terminate the merger agreement and cause us to redeem the Series A Preferred Stock that was issued pursuant to the merger agreement at a cost of $4.0 million plus accrued dividends. In addition, we have incurred material expenses in connection with the merger agreement, which would be recognized in fiscal 2006 in the event the merger agreement was terminated. As a result of the termination of the merger agreement, our financial condition, results of operations, liquidity and stock price could be materially, adversely affected.

We compete with a number of local, regional and national financial institutions for customers.

We face strong competition from other banks, thrifts, savings institutions and other financial institutions that have branch offices or otherwise operate in our market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than we do. In addition, many of the our competitors have higher legal lending limits than we do. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that we offer.

During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business. Competition with various financial institutions could hinder our ability to maintain profitable operations and grow our business.

Our information systems may experience an interruption or breach in security, which could result in a loss of business.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We depend on third-party providers for many of our systems and if these providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we would be able to negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all.

We continually encounter technological change, and, if we are unable to develop and implement efficient and customer friendly technology, we could lose business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations

We do not pay dividends and there can no assurance that we will pay dividends in the future.

We do not pay a dividend. Future dividends have been suspended as required by the pending Merger Agreement with Stark Bank Group, LTD and as a regulatory restrictions imposed by the FRB [and the OCC under the Formal Agreement] so that future earnings can be invested in the company. The Board of Directors will approve any future dividends, with the approval of Stark Bank Group, LTD and the FRB. Because we do not conduct any operations other than managing our investment in Pelican National we are dependent for income on dividends received from Pelican National. Declaration of dividends by the Board of Directors of Pelican National will depend upon a number of factors, including, investment opportunities available to Pelican National, capital requirements, regulatory limitations, and general economic conditions. Generally, Pelican National may not declare or pay dividends on its capital stock if the payment would cause its regulatory capital to be reduced below the minimum requirements imposed by regulations of the Office of the Comptroller of the Currency.

An investment in our common stock is not insured against loss.

Investments in the shares of our common stock are not deposits insured against loss by the FDIC or any other entity. As a result, you may lose some or all of your investment.

Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Charles Huffman, our President and Chief Executive Officer. We depend on the services of Mr. Huffman and the other members of our senior management team to, among other things, continue the development and implementation of our strategies, and maintain and develop our client relationships.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Securities Exchange Act of 1934. As a result, current and potential shareholders may lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we will be required to include in our Annual Reports on Form 10-K for 2007, our management’s report on internal control over financial reporting and our registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” reported by our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business.

Terrorist attacks and threats or actual war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

Recent terrorist attacks in the United States and abroad, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions, may impact our operations. Any of these events could cause consumer confidence and savings to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Any of these occurrences could have an adverse impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

(a)                                  Properties.

Pelican Financial utilizes the offices of Washtenaw Mortgage. Pelican Financial pays no rent or other consideration for use of this facility. The retail banking activities of Pelican Financial are primarily conducted from the offices of Pelican National located at:

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

(c)  Description of Real Estate and Operating Data.

Not Applicable.

Item 3.   Legal Proceedings

Pelican Financial and Pelican National are not party to any material pending legal proceedings at December 31, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for a vote during the quarter ended December 31, 2005.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 10, 2006, there were 4,494,365 shares of common stock of Pelican Financial outstanding held by approximately 81 shareholders of record. The following table sets forth the high and low sales prices of the common stock for the periods indicated. The prices do not include retail markups, markdowns, or commissions. Our common stock has traded on the American Stock Exchange under the symbol “PFI” since November 10, 1999.

Year Ended	High	Low
2005
First Quarter	$7.25	$6.35
Second Quarter	$7.05	$5.62
Third Quarter	$6.75	$5.60
Fourth Quarter	$5.66	$5.10
2004
First Quarter	$8.54	$5.00
Second Quarter	$5.95	$4.77
Third Quarter	$5.30	$4.80
Fourth Quarter	$7.20	$4.75

Pelican Financial paid $0.40 in cash dividends during 2003. Thereafter, Pelican Financial suspended the payment of dividends so that future earnings could be invested in the company and as a result of regulatory restrictions imposed by the FRB. Furthermore, the Merger Agreement prohibits Pelican Financial from paying dividends to its shareholders (except for dividends payable on the Series A Stock), unless it obtains the consent of Stark and the FRB. Because we do not conduct any operations other than managing our investment in Pelican National we are dependent for income on dividends received from Pelican National. Declaration of dividends by the Board of Directors of Pelican National will depend upon a number of factors, including, investment opportunities available to Pelican National, capital requirements, regulatory limitations, and general economic conditions. Generally, Pelican National may not declare or pay dividends on its capital stock if the payment would cause its regulatory capital to be reduced below the minimum requirements imposed by regulations of the OCC.

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

Summary Financial and Other Data

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share information)
Balance Sheet Data:
Total assets	$180,440	$198,816	$221,515	$386,251	$374,554
Cash and cash equivalents	23,385	10,491	55,420	57,362	16,885
Total loans, net	92,403	110,831	109,939	104,082	91,861
Mortgage-backed securities and securities available for sale	56,203	69,386	49,730	2,560	5,085
Assets of discontinued operations	—	—	—	198,657	240,897

Nonperforming loans	578	559	455	1,655	1,894
Real estate acquired through foreclosure	44	—	333	76	77
Total nonperforming assets	622	559	788	1,731	1,971

Deposits	149,669	140,709	191,913	153,834	103,572
Note payable	—	—	292	792	1,295
Federal Home Loan Bank borrowings	12,000	41,500	12,000	18,000	16,000
Liabilities of discontinued operations	—	—	—	180,947	224,483
Total liabilities	162,365	182,528	204,625	354,420	346,370
Series A convertible redeemable preferred stock	4,000	—	—	—	—
Stockholders’ equity	14,075	16,288	16,890	31,831	28,184
Shares outstanding	4,494,365	4,494,365	4,488,351	4,440,241	4,393,194
Book value per share	$3.13	$3.62	$3.76	$7.17	$6.42

Other Data:
Number of:
Full-service retail banking facilities	5	6	4	3	2
Full-time equivalent employees (continuing operations)	48	69	62	39	35

Summary of Operations

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Operations Data:
Interest and dividend income	$10,280	$10,538	$10,142	$10,825	$9,989
Interest expense	5,154	4,388	3,473	4,305	4,909
Net interest income	5,126	6,150	6,669	6,520	5,080
Provision for loan losses	440	(225)	1,058	300	562
Net interest income after provision for loan losses	4,686	6,375	5,611	6,220	4,518
Noninterest income	425	731	232	772	318
Noninterest expense	7,471	7,484	7,234	4,683	4,232
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(2,360)	(378)	(1,391)	2,309	604
Income tax expense (benefit)	(809)	(127)	(473)	787	208
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(1,551)	(251)	(918)	1,522	396

Income from operations of discontinued mortgage subsidiary	—	—	14,279	2,763	10,673
Income tax (benefit)	—	—	4,841	956	3,646
Income (loss) on discontinued operations	—	—	9,438	1,807	7,027
Income (loss) before cumulative effect of change in accounting principle	(1,551)	(251)	8,520	3,329	7,423
Cumulative effect of change in accounting principle	—	—	—	413	(420)
Net income (loss)	$(1,551)	$(251)	$8,520	$3,742	$7,003

Per Share Data:
Basic earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.35)	$(0.06)	$(0.21)	$0.35	$0.09
Diluted earnings per share from continuing operations before cumulative effect of change in accounting principle	$(0.35)	$(0.06)	$(0.21)	$0.34	$0.09
Per share effect of discontinued operations	$—	$—	$2.12	$0.41	$1.60
Per share cumulative effect of change in accounting principle	$—	$—	$—	$0.09	$(0.10)
Basic earnings per share	$(0.35)	$(0.06)	$1.91	$0.85	$1.59
Diluted earnings per share	$(0.35)	$(0.06)	$1.91	$0.84	$1.59
Weighted Average number of shares outstanding	4,494,365	4,489,438	4,455,281	4,420,938	4,392,570

Key Operating Ratios

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Performance Ratios (1):
Return on average assets	(0.78)%	(0.11)%	(0.48)%	0.96%	0.34%
Return on average common equity	(10.26)	(1.54)	(6.15)	11.32	4.73
Interest rate spread	2.29	1.92	2.09	2.58	2.94
Net interest margin	2.71	2.73	3.67	4.31	4.52
Noninterest expense to average assets	3.77	3.14	3.74	2.96	3.63
Efficiency ratio	134.59	108.76	104.82	64.22	78.40
Cash dividend payout ratio	—	—	20.94	7.14	3.14

Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.34	0.28	0.36	0.45	0.53
Nonperforming loans to total gross loans at end of period	0.62	0.50	0.41	1.57	2.04
Allowance for loan losses to total gross loans at end of period	1.04	0.86	1.20	1.01	0.92
Allowance for loan losses to nonperforming loans at end of period	167.76	170.83	292.31	64.21	45.22

(1) Ratios calculated using continuing operations only, except dividend payout ratio.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

Pelican Financial currently serves as the holding company of Pelican National and until the distribution on December 31, 2003, Washtenaw Mortgage. Pelican Financial’s operations involved both mortgage banking and retail banking, but will focus on retail banking in the future. The mortgage banking segment involved the origination and purchase of single-family residential mortgage loans in approximately 40 states, the sale of these loans, usually on a pooled and securitized basis, in the secondary market, and the servicing of mortgage loans for investors. The retail banking segment involves attracting deposits from the general public and using these funds to originate consumer, commercial, commercial real estate, residential construction, and single-family residential mortgage loans, from its five offices in Naples, Fort Myers, Bonita Springs and Cape Coral, Florida.

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

The earnings performance of the continuing operations of Pelican Financial is a concern to management. Management is attempting to improve this by a variety of factors including liquidity management, cross selling of products and managing operating expenses. The overall loss was impacted by the sale of the marine loan portfolio and subsequent exit of the line of business. Earnings performance was negatively impacted further by the focus and costs associated with the sale of the company.

FORMAL AGREEMENT

On September 1, 2005, Pelican National entered into a Formal Agreement with the OCC. The Formal Agreement requires Pelican National to implement the following: (a) form a compliance committee comprised of at least three outside directors; (b) adopt and implement a written action plan to improve Pelican National; (c) adopt and implement a written three-year strategic plan; (d) adopt and implement a written profit plan to improve and sustain earnings of Pelican National; (e) increase and thereafter maintain Tier 1 capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets; (f) appoint a new Senior Lending Officer; (g) develop and implement a written program to improve Pelican National’s portfolio management; (f) develop and implement a written program to reduce the high level of credit risk; (g) take immediate and continuing action to protect its interest in assets criticized in the most recent Report of Examination and (h) take all necessary step to ensure that Pelican National corrects each violation of law, rule or regulation cited in the Report of Examination  Pelican National is required to implement such measures within thirty to ninety days as specified in the Formal Agreement. Due to the pending merger, not all requirements of the Formal Agreement have been met. The Formal Agreement replaced the OCC MOU.

MERGER AGREEMENT

On December 6, 2005, Pelican Financial entered into the Merger Agreement to merge with a newly formed subsidiary of Stark. According to the terms of the Merger Agreement, shareholders of Pelican Financial will receive $6.00 for each common share held, subject to reduction for certain costs incurred by Pelican Financial in excess of $3.0 million, and minus an escrow of $0.20 per share to cover possible liabilities from the expected sale of certain marine loans. At the option of Pelican Financial, the escrow may be increased to cover certain disputed costs or to cover claims on marine loans that are made prior to closing. The escrow will reduce the immediate cash payment to less than $6.00 per share. Pelican Financial has 4,494,365 shares of common stock outstanding as of March 31, 2006. The all-cash deal was approved by Pelican Financial shareholders and regulators on March 30, 2006. The merger is expected to be completed in the second quarter of 2006.

The Merger Agreement also requires Stark to purchase $4 million of a newly created series of convertible redeemable preferred stock of Pelican Financial. On December 15, 2005, Pelican Financial issued and sold to Stark 40,000 shares of Series A Stock at a purchase price of $100 per share for a total purchase price of $4 million. The Series A Stock is convertible into approximately 761,904 shares of Pelican Financial’s common stock, subject to adjustment, during certain periods described in the Certificate of Designation of the Powers, Preferences and Rights of Series A Stock pursuant to which the Series A Stock was authorized. Pelican Financial will be required to redeem the Series A Stock on the later of  six months following the termination of the Merger Agreement or October 1, 2006.

SPIN-OFF

On December 31, 2003, Pelican Financial distributed all of the outstanding shares of TWG to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003). Upon completion of the distribution on December 31, 2003, TWG was no longer a subsidiary of Pelican Financial. Following the distribution certain individuals served as officers of both TWG and Pelican Financial. TWG paid their salaries and all other compensation. Pelican Financial reimbursed Washtenaw, as part of a Transitional Services Agreement (the “TSA”), for time spent on Pelican Financial matters. Prior to the distribution, Pelican did not reimburse Washtenaw for these services. Since the distribution, officers and other employees providing services to both companies have been required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements.

RELATED PARTY TRANSACTIONS

During the periods covered, Pelican National entered into various transactions with Washtenaw. These transactions were primarily the sale and servicing of loans. Intercompany transactions are eliminated in consolidation, with the effect of the eliminations included in discontinued operations.

During the years ended December 31, 2005 and 2004, Pelican Financial paid Washtenaw $63,331 and $151,717 as part of the transitional service agreement. Prior to the distribution, Pelican did not reimburse Washtenaw for these services.

During the years ended December 31, 2005, 2004 and 2003, Washtenaw sold loans to Pelican National totaling $718,273, $356,550 and $15,730,311. The sales were executed at current market prices, and resulted in a gain of $9,729,  $7,259 and $170,829 to Washtenaw, respectively.

During the years ended December 31, 2005, 2004 and 2003, Pelican National paid servicing and loan underwriting fees to Washtenaw of $16,722, $38,371 and $104,761.

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

FINANCIAL CONDITION

General. At December 31, 2005, total assets were $180.4 million compared to $198.8 million at December 31, 2004. Management is committed to growing the balance sheet with quality assets that provide the appropriate yields. The following is a discussion of the significant fluctuations between the December 31, 2005 and 2004 balance sheets.

Assets

Cash and Cash Equivalents. Cash and cash equivalents were $23.4 million at December 31, 2005 compared to $10.5 million at December 31, 2004. The increase of $12.9 million or 123% was primarily the result of the sale of $20.0 million in marine loans at Pelican National. The sale occurred in December and a portion of the proceeds were used to reduce FHLB borrowings with the remainder to be used for growing the loan portfolio.

Securities Available for Sale  Securities available for sale were $56.2 million at December 31, 2005 compared to $69.4 million at December 31, 2004. The decrease of $13.2 million or 19% was primarily the result of Pelican National’s decision to use the proceeds from securities as they matured to reduce FHLB borrowings. This was due to the higher capital requirements Pelican National was required to maintain due to the Formal Agreement with the OCC.

Loans Receivable. Total portfolio loans were $92.4 million at December 31, 2005, a decrease of $18.4 million from $110.8 at December 31, 2003. The decrease  in the portfolio resulted primarily from the sale of the marine loan portfolio in December 2005.

Other Real Estate Owned. Other real estate owned increased to $44,000 at December 31, 2005. The increase was due to a foreclosure that was completed where the property had not been liquidated.

Premises and Equipment. Premises and equipment decreased to $3.3 million at December 31, 2005 from $3.7 million at December 31, 2004. The $400,000 decrease was the result of normal depreciation.

Liabilities

Deposits. Total deposits were $149.7 million at December 31, 2005 compared to $140.7 million at December 31, 2004, representing an increase of $9.0 million or 6%. The increase was the result of the opening of two additional branches during 2004 and a focus on developing new deposit relationships with customers. In addition, the newest branches opened in 2004 had collected approximately $22.6 million in deposits as of December 31, 2005 compared to $11.6 million as of December 31, 2004.

Pelican National continues to reduce its reliance on certificates of deposits obtained from brokers and the Internet. Pelican National is allowing all certificates of deposits obtained in this manner to mature without replacing the funds. At December 31, 2005 and 2004, there were $3.4 and $6.5 million in deposits obtained from brokers and the Internet.

Federal Home Loan Bank Borrowings. During the year, Federal Home Loan Bank borrowings decreased from $41.5 million to $12.0 million at December 31, 2005. The decrease of $29.5 million was due to Pelican National paying off the short debt with the proceeds of the marine loan sale and maturity of various securities.

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

General. Pelican Financial’s net loss from continuing operations for the year ended December 3l, 2005 and 2004 was $1.6 million and $251,000. The increased loss of approximately $1.3 million for the year ended December 31, 2005 was primarily the result of the decrease in net interest income and the increase in provision for loan losses.

Net Interest Income. Net interest income (interest earned net of interest charges) totaled $5.1 million for the year ended December 31, 2005, as compared to $6.1 million for the year ended December 31, 2003, representing a decrease of $1.0 million, or approximately 16%. The decrease is primarily due to the increase in interest expense. This is primarily due to the change in the overall composition of the deposits. The average balance of other borrowings and time deposits increased during 2005 which replaced interest free deposits maintained at Pelican National during most of 2004 by Washtenaw Mortgage and lower cost money market accounts. In addition, the average balance of interest-earning assets decreased while the average balance of the interest bearing liabilities increased due to the transfer of the Washtenaw Mortgage deposits.

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

	Years Ended December 31,
	2005			2004			2003
	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost	Average Volume	Interest	Yield/Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Federal funds sold	$11,114	$377	3.39%	$29,376	$377	1.28%	$51,126	$563	1.10%
Securities	67,655	2,447	3.62	88,061	2,635	2.99	9,253	430	4.65
Loans receivable, net	110,111	7,457	6.77	107,967	7,526	6.97	121,182	9,149	7.55
Total interest-earning assets	188,880	10,281	5.44	225,404	10,538	4.68	181,561	10,142	5.59
Noninterest-earning assets:
Cash and due from banks	4,008			7,134			8,286
Allowance for loan losses	(971)			(1,243)			(1,149)
Other assets	5,880			7,031			4,492
Total assets	$197,797			$238,326			$193,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$2,653	21	0.79%	$772	14	1.81%	$827	6	0.73%
Money market accounts	48,026	1,028	2.14	97,053	1,933	1.99	25,011	479	1.92
Savings deposits	11,895	192	1.61	9,741	134	1.38	12,191	183	1.50
Time deposits	68,074	2,572	3.78	36,788	1,591	4.32	44,230	1,806	4.08
Other borrowings	32,832	1,342	4.09	14,505	716	4.94	16,932	998	5.89
Total interest-bearing liabilities	163,480	5,155	3.15	158,859	4,388	2.76	99,191	3,472	3.50
Noninterest-bearing liabilities:
Demand deposits	19,730			62,906			78,724
Other liabilities	(274)			224			347
Shareholders’ equity	14,861			16,337			14,928
Total liabilities and stockholders’ equity	$197,797			$238,326			$193,190
Interest rate spread			2.29%			1.92%			2.09%
Net interest income and net interest margin		$5,126	2.71%		$6,150	2.73%		$6,670	3.67%

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

The following table contains certain information regarding changes in interest income and interest expense of Pelican Financial (excluding discontinued operations) for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:

A.                                   changes in volume (changes in volume multiplied by the old interest rate); and

B.                                     changes in rates (changes in interest rates multiplied by the old average volume).

	Year Ended December 31, 2005 vs. Year Ended December 31, 2004			Year Ended December 31, 2004 vs. Year Ended December 31, 2003
	Total	Changes Due to		Total	Changes Due to
	Change	Volume (1)	Rates (1)	Change	Volume (1)	Rates (1)
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold	$—	$(619)	$619	$(186)	$(304)	$118
Securities	(188)	(738)	550	2,205	2,301	(96)
Loans receivable, net	(69)	145	(214)	(1,623)	(953)	(670)
Total interest income	257)	(1,212)	955	396	1,044	(648)

INTEREST-BEARING LIABILITIES:
NOW accounts	7	21	(14)	8	—	8
Money market accounts	(905)	1,028	(1,933)	1,454	1,434	20
Savings deposits	58	192	(134)	(49)	(35)	(14)
Time deposits	981	2,572	(1,591)	(215)	(332)	117
Short term borrowings	626	1,342	(716)	(282)	(132)	(150)
Total interest expense	767	5,155	(4,388)	916	935	(19)

Net change in interest income	$(1,024)	$(6,367)	$5,343	$(520)	$109	$(629)

(1)                                  Changes in interest income/expense not arising from volume or rate variances are allocated proportionately to rate and volume.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the allowance for loan losses to a level deemed appropriate by management. During the year ended December 31, 2005, management recorded a provision for loan loss of  $440,000 compared to a credit of $225,000 for the year ended December 31, 2004. The allowance for loan losses as of December 31, 2005 was $969,000, or 1.04% of total portfolio loans, compared to $954,000, or 0.86% of total loans at December 31, 2005.

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

During the year ended December 31, 2005 the allowance for loan losses increased by $15,000. The reclassification of marine loans to held for sale, and subsequent sale of the loans resulted in a charge-off of $440,000 to adjust the loans to the lower of cost or market value. Because this charge-off resulted from a change in collection strategy, the allowance had not previously provided for this loss; therefore, the allowance was replenished for this charge-off by a provision of $440,000. While the allowance as a percent of loans increased from .86% at December 31, 2004 to 1.04% at December 31, 2005, management believes this is appropriate due to an increase in allocations on impaired loans and other watch list loans, as well as uncertainty regarding the impact of the recent hurricane. Management is concerned this may impact the collateral value of specific loans and the general economic market in the effected areas.

Criticized assets decreased from $4.5 million at December 31, 2004 to $1.9 million at December 31, 2005. These loans represent loans with one or more underwriting deficiencies as identified by bank management or the bank’s regulatory agency. Management is in the process of corrective actions on the criticized loans in an effort to improve the rating on the criticized assets. Criticized assets may or may not be delinquent.

Noninterest Income. Noninterest income totaled $425,000 for the year ended December 31, 2005 compared to $731,000 for the year ended December 31, 2004. The decrease is due to the decrease in gain on sale of securities and net gain on foreclosed assets and other income. This was offset by a increase in the gain on sale of loans and service charges on deposit accounts. The decrease in gain on sale of securities was due to reduced selling activity and general market conditions. The increase in service charges on deposit accounts was due to the increase in deposit relationships during 2005 from to 4,452 to 5,379.

Compensation and Employee Benefits Expense. Compensation and benefits totaled $3.5 million for the year ended December 31, 2005 compared to $3.9 million for the year ended December 31, 2004, representing a decrease of approximately $400,000, or 11%. These costs decreased due to a reduction in employee headcount. This reduction has occurred as employees have departed Pelican National due to uncertainty related to the sale of Pelican Financial.

Occupancy and Equipment Expense. Occupancy and equipment expense totaled $1.5 million for the year ended December 31, 2005 compared to $1.3 million for the year ended December 31, 2004. The increase was due to Pelican National opening two bank branches during 2004 and that were open for all of 2005.

Legal. Legal expenses increased to $354,000 compared to $237,000 for the years ended December 31, 2005 and 2004. The increase is primarily due to the expenses related to various legal requirements and issues involved in the sale of Pelican Financial.

Accounting and Auditing. Accounting and auditing expenses were $227,000 compared to $168,000 for the years ended December 31, 2005 and 2004, respectively. The increase is primarily due to the expenses related to various special audits performed at Pelican National in relation to comments made as part of the Formal Agreement.

Data Processing. Data Processing expense increased to $278,000 compared to $239,000 for the years ended December 31, 2005 and 2004. The increase is due to the increased costs on the core systems contract due to the additional depositor relationships established during 2005.

Marketing and advertising. Marketing and advertising expenses increased to $153,000 compared to $105,000 for the years ended December 31, 2005 and 2004. The increase in expenditures was due to increased advertising.

Loan and other real estate owned. Loan and other real estate owned expenses decreased to $254,000 compared to $315,000 for the years ended December 31, 2005 and 2004. This is due to reduced costs associated with foreclosures and repossessions in 2005.

Other Noninterest Expense. Other noninterest remained consistent for the years ended December 31, 2005 and 2004. This is due to managements focus on cost containment despite the additional branches being open for the entire year.

Provision for Income Taxes. For the years ended December 31, 2005 and 2004, the provision for income taxes was a benefit of $809,000 compared to $127,000, a difference of $682,000 between the comparable periods. The increase was due to the increased pre-tax loss in 2005. The effective tax rate for both periods was constant at approximately 34%.

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

Contractual Obligations

The following table provides information about Pelican Financial’s contractual obligations as of December 31, 2005.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short-term Borrowings	$—	$—	$—	$—	$—

Long-Term Debt	12,000,000	—	—	9,000,000	3,000,000

Capital Lease Obligations	—	—	—	—	—

Operating Leases	1,924,698	611,944	686,840	325,914	—

Certificates of Deposit	83,665,744	61,089,804	20,926,496	2,636,284	—

Total	$97,590,442	$61,701,748	$20,875,505	$11,926,198	$3,000,000

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

Pelican National has established various borrowing sources to meet its liquidity need. These sources are both secured and unsecured borrowings and can be for various durations. In addition, Pelican National has the ability to raise deposits in its market place through five full service branches.

At December 31, 2005, Pelican National exceeded all applicable regulatory minimum capital requirements as well as the requirement to be considered “well capitalized” for regulatory purposes. Pelican Financial also exceeded its regulatory minimum capital requirements at December 31, 2005. For a detailed discussion of the regulatory capital requirements to which Pelican Financial and Pelican National are subject, and for a tabular presentation of compliance with these requirements, see

“Regulation - Pelican Financial,” “Regulation - Pelican National - Capital Requirements,” and Note 13 of Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS

FAS 123, Revised, requires all companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $26,904 in 2006, $15,282 in 2007, $8,992 in 2008 and $4,718 in 2009.

Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. Pelican Financial does not expect this statement to have a significant effect on the financial statements, but the effect will depend on the nature of future loan purchases.

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

The following table provides information about Pelican Financial’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005. The securities available for sale were based upon maturity unless callable by the issuer. The expected maturity date values for loans receivable were calculated without adjusting the contractual maturity dates for prepayments. Loans receivable are shown excluding the allowance for loan losses. Loans held for sale are shown in the period in which they are expected to be sold. Maturity dates for interest bearing core deposits were not based on estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing.

(Dollars in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value 12/31/2005
Rate sensitive assets:
Federal funds sold	$19,437						$19,437	$19,437
Average interest rate	4.00%
Interest bearing deposits with banks	$3,051						$3,051	$3,051
Average interest rate	4.09%
Securities available for sale	$6,896	$7,822	$2,902			$38,583	$56,203	$56,203
Average interest rate	3.00%	3.42%	3.21%			4.67%
Fixed interest rate loans receivable	$2,137	$883	$1,011	$330	$457	$17,943	$22,761	$22,521
Average interest rate	6.90%	7.12%	7.45%	7.69%	7.58%	6.75%
Variable interest rate loans receivable	$37,537	$6,201	$8,237	$6,735	$9,126	$2,599	$70,435	$69,694
Average interest rate	7.51%	5.59%	6.14%	5.56%	6.23%	7.66%

Rate sensitive liabilities:
Savings and interest bearing demand deposits	$44,981						$44,981	$44,981
Average interest rate	2.76%
Certificates of deposits	$61,090	$17,206	$2,734	$462	$2,174		$83,666	$83,812
Average interest rate	3.86%	4.72%	3.95%	4.01%	4.84%
Federal Home Loan Bank borrowings					9,000	$3,000	$12,000	$12,658
Average interest rate					5.88%	3.82%

Item 8.    Financial Statements

REPORT OF INEDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Pelican Financial, Inc.

Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Pelican Financial, Inc. (the “Company”), as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Grand Rapids, Michigan
April 12, 2006

PELICAN FINANCIAL, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and cash equivalents
Cash and due from banks	$896,468	$2,831,621
Interest-bearing deposits	3,051,131	275,800
Federal funds sold	19,437,401	7,384,068
Total cash and cash equivalents	23,385,000	10,491,489
Securities available for sale	56,203,261	69,385,545
Federal Reserve & Federal Home Loan Bank Stock	1,297,400	2,669,700
Loans held for sale	40,970	—
Loans receivable, net of allowance of $969,426 and $953,954	92,403,368	110,830,985
Other real estate owned	44,078	—
Premises and equipment, net	3,307,672	3,713,200
Accounts receivable and other assets	3,758,354	1,724,659

	$180,440,103	$198,815,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$21,022,225	$15,200,340
Interest-bearing	128,646,300	125,508,431
Total deposits	149,668,525	140,708,771
Federal Home Loan Bank borrowings	12,000,000	41,500,000
Other liabilities	696,772	319,057
Total liabilities	162,365,297	182,527,828

Series A convertible redeemable preferred stock $.10 par value 200,000 shares authorized; 40,000 and zero outstanding at December 31, 2005 and 2004	4,000,000	—

Shareholders’ equity
Common stock, $.01 par value 10,000,000 shares authorized; 4,494,365 outstanding at December 31, 2005 and 2004	44,943	44,943
Additional paid in capital	15,574,767	15,574,767
Retained (deficit) earnings	(618,623)	932,726
Accumulated other comprehensive income (loss), net of tax	(926,281)	(264,686)
Total shareholders’ equity	14,074,806	16,287,750

	$180,440,103	$198,815,578

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Operations

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest income
Loans, including fees	$7,457,195	$7,525,937	$9,148,444
Investment securities, taxable	2,446,310	2,635,218	430,257
Federal funds sold and overnight accounts	377,173	376,677	563,084
Total interest income	10,280,678	10,537,832	10,141,785

Interest expense
Deposits	3,812,734	3,671,517	2,474,514
Other borrowings	1,341,592	716,433	997,915
Total interest expense	5,154,326	4,387,950	3,472,429

Net interest income	5,126,352	6,149,882	6,669,356

Provision for loan losses	440,000	(225,000)	1,058,000

Net interest income after provision for loan losses	4,686,352	6,374,882	5,611,356

Noninterest income
Gain (loss) on sale of securities, net	5,625	318,940	(29,015)
Service charges on deposit accounts	234,251	169,870	179,146
Gain on sales of loans, net	67,390	28,371	94,054
Net gain (loss) on foreclosed assets and other income	117,410	214,048	(12,735)
Total noninterest income	424,676	731,229	231,450

Noninterest expense
Compensation and employee benefits	3,494,864	3,857,215	3,617,106
Occupancy and equipment	1,500,012	1,303,789	1,008,652
Legal	354,173	237,195	408,339
Accounting and auditing	227,943	168,089	199,578
Data processing	277,642	238,965	136,804
Marketing and advertising	153,991	104,687	180,901
Loan and other real estate owned	253,777	315,194	443,231
Debt extinguishments	—	—	309,673
Other noninterest expense	1,208,781	1,258,586	929,383
Total noninterest expense	7,471,183	7,483,720	7,233,667
Income (loss) from continuing operations before income taxes	(2,360,155)	(377,609)	(1,390,861)
Income tax expense (benefit)	(808,806)	(126,789)	(472,696)
Income (loss) from continuing operations	(1,551,349)	(250,820)	(918,165)
Discontinued operations:
Income from operations of discontinued mortgage subsidiary	—	—	14,278,682
Income tax	—	—	4,840,446
Income from discontinued operations	—	—	9,438,236

Net income (loss)	$(1,551,349)	$(250,820)	$8,520,071
Basic earnings (loss) per share from continuing operations	$(0.35)	$(0.06)	$(0.21)
Diluted earnings (loss) per share from continuing operations	(0.35)	(0.06)	(0.21)
Per share effect of discontinued operations	—	—	2.12

Basic earnings (loss) per share	$(0.35)	$(0.06)	$1.91
Diluted earnings (loss) per share	$(0.35)	$(0.06)	$1.91

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2005, 2004 and 2003

	Common Stock	Additional Paid-In Capital	Retained Earnings (deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity

Balance at January 1, 2003	$44,402	$15,345,573	$16,426,842	$13,841	$31,830,658

Net income			8,520,071		8,520,071

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net				79,424	79,424
Comprehensive income					8,599,495

Exercise of stock options and warrants	482	223,020			223,502

Cash dividend of $0.40 per share			(1,781,929)		(1,781,929)

Distribution of The Washtenaw Group, Inc.			(21,981,438)		(21,981,438)

Balance at December 31, 2003	44,884	15,568,593	1,183,546	93,265	16,890,288

Net (loss)			(250,820)		(250,820)

Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available for sale, net				(357,951)	(357,951)
Comprehensive (loss)					(608,771)

Exercise of stock options and warrants	59	6,174			6,233

Balance at December 31, 2004	44,943	15,574,767	932,726	(264,686)	16,287,750

Net (loss)			(1,551,349)		(1,551,349)

Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available for sale, net				(661,595)	(661,595)
Comprehensive (loss)					(2,212,944)

Balance at December 31, 2005	$44,943	$15,574,767	$(618,623)	$(926,281)	$14,074,806

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(1,551,349)	$(250,820)	$8,520,071
Adjustments to reconcile net income to net cash from operating activities
Net income of discontinued operations	—	—	(9,438,236)
Amortization (accretion) of securities, net	193,326	282,510	(30,114)
Amortization of mortgage servicing rights	9,044	17,314	40,521
Gain on sales of mortgage servicing rights and loans, net	(17,728)	(28,371)	(94,054)
Provision for loan losses	440,000	(225,000)	1,058,000
(Gain) loss on sale of securities	(5,625)	(318,940)	29,015
Depreciation	455,929	175,940	230,044
Purchases and origination of loans held for sale	(40,970)	(1,522,400)	(4,722,800)
Proceeds from sale of loans held for sale	20,573,359	1,691,972	9,850,271
Changes in assets and liabilities that (used) provided cash
Accounts receivable and other assets	(2,042,739)	894,012	(269,598)
Other liabilities	718,535	(102,031)	(426,523)
Operating activities of discontinued operations	—	—	57,080,631
Net cash provided by operating activities	18,731,782	614,186	61,827,228

Cash flows from investing activities
Loan originations, net	(2,612,092)	(807,728)	6,741,219
Other real estate owned, net	—	367,863	(257,075)
Property and equipment expenditures, net	(50,401)	(1,231,122)	(1,692,923)
Proceeds from sales of securities available for sale	2,185,425	83,073,000	44,799,214
Purchase of securities available for sale	(31,778,326)	(111,757,206)	(91,865,987)
Proceeds from maturities and principal repayments of securities available for sale	41,585,069	8,522,734	18,523
Sale (Purchase) of Federal Home Loan Bank Stock and Federal Reserve Stock	1,372,300	(1,720,700)	381,000
Investing activities of discontinued operations	—	—	25,959,604
Net cash provided (used) by investing activities	10,701,975	(23,553,159)	(15,916,425)

Cash flows from financing activities
Increase (decrease) in deposits	8,959,754	(51,203,823)	38,078,815
Cash dividends	—	—	(1,781,929)
Decrease in notes payable due on demand	—	(291,665)	(500,002)
Advances on Federal Home Loan Bank borrowings	—	32,000,000	—
Repayments on Federal Home Loan Bank borrowings	(29,500,000)	(2,500,000)	(6,000,000)
Proceeds from exercise of stock options	—	6,233	223,502
Proceeds from issuance of preferred stock	4,000,000	—	—
Financing activities of discontinued operations	—	—	(77,873,407)
Net cash provided (used) by financing activities	(16,540,246)	(21,989,255)	(47,853,021)

Net change in cash and cash equivalents	12,893,511	(44,928,228)	(1,942,218)

Cash and cash equivalents at beginning of year	10,491,489	55,419,717	57,361,935

Cash and cash equivalents at end of year	$23,385,000	$10,491,489	$55,419,717

Supplemental cash disclosures
Interest paid, continuing operations	$5,154,542	$4,337,356	$3,464,170
Income taxes paid, continuing operations	—	—	529,190

Non-cash investing activity
Loans transferred to (from) held for sale	20,555,631	—	(13,515,301)
Loans transferred to other real estate owned	44,078	—	—

Non-cash financing activity
Distribution of discontinued mortgage operations	—	—	21,981,438

See accompanying notes to consolidated financial statements

PELICAN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Continuing Operations:

The following nature of business and significant accounting policies apply to the continuing operations of Pelican Financial. Prior to the spin-off, these were also applied to the discontinued operations of Washtenaw.

Nature of Operations:

Pelican Financial, Inc. (Pelican Financial) is a registered bank holding company. As described in Note 3, on December 31, 2003, Pelican Financial distributed all of the outstanding shares of The Washtenaw Group, Inc. (Washtenaw), to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003). Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial. Pelican Financial continues to own Pelican National Bank (Pelican National).

Washtenaw is a Michigan corporation which engaged in mortgage banking activities and, as such, acquired, sold and serviced one-to-four unit residential mortgage loans. Washtenaw acquired and serviced residential mortgage loans in 40 states.

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

Series A Convertible Redeemable Preferred stock:

The Series A non-voting preferred stock provides for 8% cumulative cash dividends on the $100 per share issuance price with the dividend rate increasing up to a maximum 18% upon the occurrence of certain defined events. The preferred stock was issued December 15, 2005 and there are no material amounts of accumulated unpaid dividends at December 31, 2005. The preferred stock is convertible into 761,904 shares of common stock ($5.25 per share) during certain defined periods, including termination of the Merger Agreement described in Note 2, in the event Pelican Financial receives another acquisition proposal, or on or after October 1, 2006. The stock is redeemable at the option of Pelican Financial on or after April 1, 2006, and it is required to be redeemed on October 1, 2006 if it has not been converted. The redemption price is the $100 per share issuance price plus unpaid dividends. Since the preferred stock is conditionally redeemable, it is excluded from shareholders equity.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Nonaccrual loans are loans on which the accrual of interest has been discontinued because a reasonable doubt exists as to the full collection of recorded principal and interest. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Interest income on nonaccrual loans and impaired loans is recognized only to the extent cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in managements judgment, the loans are estimated to be fully collectible as to both principal and interest.

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

Servicing fees earned for servicing loans for investors are generally calculated based on the outstanding principal balances of the loans serviced and are recorded as revenue when received.Interest income on loans receivable is reported on the interest method. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Interest continues to accrue on loans over 90 days past due if they are well secured and in the process of collection.

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

Comprehensive Income (Loss):

Comprehensive income (loss) includes both net income and other comprehensive income (loss). Other comprehensive (loss) income includes the change in unrealized gains and losses on securities available for sale, which is also reported as a separate component of shareholder’s equity.

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

	2005	2004	2003
Net income (loss) as reported	$(1,551,349)	$(250,820)	$8,520,071
Deduct: Stock-based compensation expense determined under fair value based method	18,187	21,741	17,384
Pro forma net income	$(1,569,536)	$(272,561)	$8,502,687

Basic earnings per share as reported	$(0.35)	$(0.06)	$1.91
Pro forma basic earnings per share	(0.35)	(0.06)	1.91

Diluted earnings per share	$(0.35)	$(0.06)	$1.91
Pro forma diluted earnings per share	(0.35)	(0.06)	1.91

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date. The weighted average fair value of the options granted for the year ended December 31, 2004 are $3.48. No options were granted during 2005 and 2003.

	2005	2004	2004
Risk-free interest rate	—	3.98%	—
Expected option life	—	5 years	—
Expected stock price volatility	—	0.15	—
Dividend yield	—	—	—

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

New Accounting Pronouncements:

FAS 123, Revised, requires all companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately, $26,904 in 2006, $15,282 in 2007, $8,992 in 2008 and $4,718 in 2009.

Reclassification:

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Discontinued Operations of Washtenaw

The following significant accounting policies applied only to Washtenaw, the discontinued operation of Pelican Financial.

Operating Segment:

Washtenaws operations include one primary segment: mortgage banking.  The mortgage banking segment involved the origination and purchase of single-family residential mortgage loans in approximately 40 states; the sale of such loans in the secondary market, generally on a pooled and securitized basis; and the servicing of mortgage loans for investors.  The assets and operations of the mortgage banking segment are now reflected in discontinued operations.

NOTE 2 - MERGER AGREEMENT

On December 6, 2005, Pelican Financial entered into a definitive agreement to merge with a newly formed subsidiary of Stark Bank Group, Ltd, of Fort Dodge, Iowa.  According to the terms of the definitive agreement, shareholders of Pelican Financial will receive $6.00 for each common share held, subject to reduction for certain costs incurred by Pelican Financial in excess of $3.0 million, and minus an escrow of $0.20 per share to cover possible liabilities from the sale of certain marine loans.  At the option of Pelican Financial, the escrow may be increased to cover certain disputed costs or to cover claims on marine loans that are made prior to closing. The escrow will reduce the immediate cash payment to less than $6.00 per share.  The all-cash deal is subject to the satisfactory completion by Stark Bank Group of its due diligence and other customary closing conditions. On March 30, 2006 , the merger was approved by Pelican Financial shareholders and bank regulators.  The merger is expected to be completed in the second quarter of 2006.

The agreement also required Stark Bank Group to purchase $4 million of a newly created series of convertible redeemable preferred stock of PFI (See Note 1).

NOTE 3 - SPIN-OFF

On December 31, 2003, Pelican Financial, the former parent company of Washtenaw, distributed all of the outstanding shares of Washtenaw to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003).  Upon completion of the distribution on December 31, 2003, Washtenaw is no longer a subsidiary of Pelican Financial.  The income statement and cash flow statement for 2003 include the activity of Washtenaw as a discontinued operation.  During the periods presented in the financial statements, Pelican Financial did not incur any expenses on behalf of Washtenaw and no allocation of parent company expenses has been reflected in discontinued operations.

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

The following table provides unaudited proforma information for Pelican Financial continuing operations assuming the transitional services agreement was in effect for all periods presented.  The amounts included represent management’s estimate of the amount of reimbursement from Pelican Financial to Washtenaw that would have been paid during these periods had the transitional services agreement existed.  In 2005 and 2004, the actual transitional services reimbursements are included in the loss from continuing operations.

These amounts are based on past experience of time spent on Pelican Financial matters, and are primarily for accounting, human resources and senior management services.   A tax rate of 34% was assumed for all periods.

	2005	2004	2003
Income (loss) from continuing operations before tax, as reported	$(2,360,155)	$(377,609)	$(1,390,861)
Transitional services reimbursement adjustment (unaudited)	—	—	(232,875)
Adjusted income (loss) from continuing operations before tax (unaudited)	(2,360,155)	(377,609)	(1,623,736)
Adjusted income taxes (unaudited)	(808,806)	(126,789)	(551,874)
Adjusted income (loss) from continuing operations (unaudited)	$(1,551,349)	$(250,820)	$(1,071,862)
Income (loss) from continuing operations as reported	$(1,551,349)	$(250,820)	$(918,165)

NOTE 4 - INTERCOMPANY TRANSACTIONS

During the periods covered, Pelican National entered into various transactions with Washtenaw.  These transactions were primarily the sale and servicing of loans.  Intercompany transactions are eliminated in consolidation, with the effect of the eliminations included in discontinued operations.

During the years ended December 31, 2005 and 2004, Pelican Financial paid Washtenaw $63,331 and $151,717 as part of the transitional service agreement.  Prior to the distribution, Pelican did not reimburse Washtenaw for these services.

During the years ended December 31, 2005, 2004 and 2003, Washtenaw sold loans to Pelican National totaling $718,273, $356,550 and $15,730,311.  The sales were executed at current market prices, and resulted in a gain of $9,729,  $7,259 and $170,829 to Washtenaw, respectively.

During the years ended December 31, 2005, 2004 and 2003, Pelican National paid servicing and loan underwriting fees to Washtenaw of $16,722, $38,371 and $104,761.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

The fair value and related unrealized gains and losses on securities available for sale recognized in accumulated other comprehensive income (loss) were as follows:

		Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
	U.S. Government Agencies and Sponsored Entities	$21,966,807	$—	$(538,053)
	Mortgage Backed Securities	34,236,454	—	(865,402)
		$56,203,261	$—	$(1,403,455)
2004
	U.S. Government Agencies and Sponsored Entities	$49,933,692	$—	$(220,371)
	Mortgage Backed Securities	19,451,853	8,120	(188,789)
		$69,385,545	$8,120	$(409,160)

The fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

Fair Value

Due in one year or less	$6,896,026
Due after one year through five years	10,723,439
Due after five years	4,347,342
Mortgage-Backed Securities	34,236,454

$56,203,261

At December 31, 2005 and 2004, zero and $13,942,600 of securities were pledged as collateral.

For the years ended December 31, 2005, 2004 and 2003, proceeds from the sales of securities totaled $2,185,425, $83,073,000, and $44,799,214.  Gross gains from the sales of securities totaled $5,625, $318,940 and $129,360 for the same periods.  Gross losses from the sale of securities totaled zero, zero and $158,375.  The tax effect of gains and (losses) from the sales of securities totaled $1,913, $108,440 and ($9,865).

Securities with unrealized losses at year end 2005 and 2004 not recognized in income are as follows, reported by length of time in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2005
U.S. Government Agencies and Sponsored Entities	$2,004,375	$(26,748)	$19,962,432	$(511,305)	$21,966,807	$(538,053)
Mortgage Backed Securities	26,435,026	(653,840)	7,801,428	(211,562)	34,236,454	(865,402)
	$28,439,401	$(680,588)	$27,763,860	$(722,867)	$56,203,261	$(1,403,455)
2004
U.S. Government Agencies and Sponsored Entities	$46,530,567	$(149,681)	$2,403,125	$(70,690)	$48,933,692	$(220,371)
Mortgage Backed Securities	10,286,318	(188,789)	—	—	10,286,318	(188,789)
	$56,816,885	$(338,470)	$2,403,125	$(70,690)	$59,220,010	$(409,160)

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

NOTE 6 - LOANS RECEIVABLE

Loans receivable consist of the following:

	2005	2004
Commercial, financial and agricultural	$4,627,067	$1,967,687
Commercial real estate	35,888,747	38,751,936
Residential real estate	46,165,040	46,689,250
Marine	—	17,823,612
Consumer	6,691,940	6,552,454
	93,372,794	111,784,939
Deduct allowance for loan losses	(969,426)	(953,954)

Loans receivable, net	$92,403,368	$110,830,985

Activity in the allowance for loan losses for the years are as follows:

	2005	2004	2003

Balance at beginning of period	$953,954	$1,330,112	$1,062,109
Provision for loan losses	440,000	(225,000)	1,058,000
Loans charged-off	(551,393)	(303,550)	(868,858)
Recoveries	126,865	152,392	78,861

Balance at end of period	$969,426	$953,954	$1,330,112

Impaired loans are as follows:

	2005	2004

Year-end loans with no allocated allowance for loan losses	$1,515,030	$2,327,151
Year-end loans with allocated allowance for loan losses	413,278	—
	$1,928,308	$2,327,151

Amount of the allowance for loan losses allocated	$61,500	$—

	2005	2004

Average of impaired loans during the year	$3,602,021	$4,603,239
Interest income recognized during impairment	453,022	553,231
Cash-basis interest income recognized	$453,022	$553,231

Non performing loans from continuing operations were as follows:

	2005	2004

Loans past due over 90 days still on accrual	$—	$108,590
Non-accrual loans	577,876	449,846

Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

There were no loans to related parties for any periods presented.

NOTE 7 - MORTGAGE LOANS SERVICED

Mortgage and Other Servicing Rights:

Activity related to mortgage and other servicing rights is summarized below and includes the activity of the discontinued operation during the 2003:

	2005	2004	2003

Balance at beginning of period	$12,054	$29,368	$69,888
Additions	—	—	39,470,149
Sales	—	—	(20,531,792)
Amortization	(9,044)	(17,314)	(6,359,601)
Reclassified to discontinued operation	—	—	(12,619,276)
Balance at end of period	3,010	12,054	29,368

Valuation allowance at beginning of period	—	—	—
Adjustment for impairment	—	—	(1,734,698)
Adjustment for sale of servicing rights	—	—	—
Reclassified to discontinued operation	—	—	1,734,698
Valuation allowance at end of period	—	—	—

Net	$3,010	$12,054	$29,368

The estimated fair value of servicing rights approximated carrying value for all periods.

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment includes the following at year end:

	2005	2004

Land	$1,087,000	$1,087,000
Buildings	1,398,046	1,394,712
Computer equipment and software	611,720	723,048
Furniture and fixtures	1,169,051	1,160,996
Leasehold improvements	294,723	293,232
	4,560,540	4,658,988
Accumulated depreciation and amortization	(1,252,868)	(945,788)

	$3,307,672	$3,713,200

NOTE 9 -DEPOSITS

Deposits are comprised of the following at year end:

	2005	2004

Noninterest-bearing	$21,022,225	$15,200,340
Interest -bearing demand	34,465,887	70,591,765
Savings	10,514,639	10,413,465
	66,002,751	96,205,570
Certificates of deposit:
Under $100,000	36,481,871	18,348,700
Over $100,000	44,185,350	23,634,539
IRAs	2,998,523	2,519,962
Total certificates	83,665,744	44,503,201

	$149,668,525	$140,708,771

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

2006	$61,089,804
2007	17,206,149
2008	2,733,507
2009	462,571
2010	2,173,713

$83,665,744

At December 31, 2005 and 2004, certificates of deposit obtained from brokers are $3,375,000 and $5,045,000.

NOTE 10 - BORROWINGS

Year-end advances from the Federal Home Loan Bank are as follows:

	2005	2004
variable rate short term advance 2.44% at December 31, 2004	$—	$29,500,000
5.79% advance, due February 2010	3,000,000	3,000,000
5.97% advance, due March 2010	3,000,000	3,000,000
5.89% advance, due September 2010	3,000,000	3,000,000
3.82% advance, due September 2012	3,000,000	3,000,000
	$12,000,000	$41,500,000

The above advances unless otherwise noted are at a fixed interest rate.  Mortgage loans totaling $34,259,654 at December 31, 2005 and Federal Home Loan Bank securities totaling $30,232,681 at December 31, 2004, were eligible as collateral for these advances under a blanket collateral agreement with the FHLB.

NOTE 11 - FEDERAL INCOME TAXES

Income tax expense (benefit) is comprised of the following components:

	2005	2004	2003
Continuing operations
Current provision (benefit)	$(799,876)	$(493,882)	$(266,308)
Deferred provision (benefit)	(8,930)	367,093	(206,388)
Total from continuing operations	(808,806)	(126,789)	(472,696)
Discontinued operations	—	—	4,840,446
	$(808,806)	$(126,789)	$4,367,750

The net deferred tax asset is comprised of the following at year end:

	2005	2004
Deferred tax assets
Loan mark to market	$49,125	$98,252
Loan loss reserve	214,851	232,357
Other	4,154	—
Unrealized loss on securities	477,175	136,354
	745,035	466,963
Deferred tax liabilities
Mortgage servicing rights	(1,023)	(4,098)
Depreciation	(166,105)	(206,034)
Prepaid expenses	(62,397)	(38,333)
Loan fees and costs	(19,038)	(71,777)
	(248,563)	(320,242)
Valuation allowance	—	—
Net deferred tax asset	$496,472	$146,721

The difference between the financial statement tax expense (benefit) and amounts computed by applying the statutory federal rate of 34% to pretax income from continuing operations is reconciled as follows:

	2005	2004	2003
Statutory rate applied to income before taxes	$(802,453)	$(128,387)	$(472,893)
Add (Deduct)
Effect of nondeductible expenses	1,189	1,747	42,987
Effect of nondeductible merger costs	20,140	—	—
Other	(27,682)	(149)	(42,790)
Income tax expense from continuing operations	$(808,806)	$(126,789)	$(472,696)

NOTE 12 - LEASES

Pelican Financial leases office facilities under noncancelable operating leases.

Future minimum lease payments at December 31, 2005 under noncancelable leases are as follows:

2006	$611,944
2007	617,105
2008	369,735
2009	215,124
2010	110,790

$1,924,698

For periods ended December 31, 2005, 2004 and 2003, rental expense under operating leases for continuing operations was approximately $593,000, $566,000 and $509,000.

NOTE 13 - REGULATORY CAPITAL REQUIREMENTS

Pelican Financial and Pelican National are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Pelican Financials consolidated financial statements.  Under capital adequacy guidelines, Pelican Financial and Pelican National must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2005 and 2004, that Pelican Financial and Pelican National meet all capital adequacy requirements to which they are subject and Pelican National is categorized as well capitalized under the regulatory framework for prompt corrective action applicable to banks.  To be categorized as well capitalized, Pelican National must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that date that management believes have changed Pelican Nationals categories.

Actual consolidated and Pelican National capital amounts (in thousands) and ratios are as follows:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total capital (to risk weighted assets)
Pelican Financial	$15,971	16.70%	$7,650	8.00%	N/A	N/A
Pelican National	19,668	20.66	7,197	8.00	$8,996	10.00%
Tier 1 capital (to risk weighted assets)
Pelican Financial	15,002	15.69	3,825	4.00	N/A	N/A
Pelican National	18,669	19.64	3,598	4.00	5,398	6.00
Tier 1 capital (to average assets)
Pelican Financial	15,002	8.04	7,461	4.00	N/A	N/A
Pelican National	18,669	10.02	7,458	4.00	9,323	5.00
2004
Total capital (to risk weighted assets)
Pelican Financial	$17,505	16.31%	$8,588	8.00%	N/A	N/A
Pelican National	16,655	15.53	8,578	8.00	$10,722	10.00%
Tier 1 capital (to risk weighted assets)
Pelican Financial	16,551	15.42	4,294	4.00	N/A	N/A
Pelican National	15,702	14.64	4,289	4.00	6,433	6.00
Tier 1 capital (to average assets)
Pelican Financial	16,551	7.57	8,749	4.00	N/A	N/A
Pelican National	15,702	7.18	8,746	4.00	10,932	5.00

The declaration of dividends by Pelican National is limited to Pelican Nationals retained net profit for the current and prior two years.  As of December 31, 2005 dividends payable to Pelican Financial are not allowable.

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

On September 1, 2005, Pelican National entered into a Formal Agreement with the Comptroller of the Currency.  The Formal Agreement requires Pelican National to implement the following: (a) form a compliance committee comprised of at least three outside directors; (b) adopt and implement a written action plan to improve Pelican National; (c) adopt and implement a written three-year strategic plan; (d) adopt and implement a written profit plan to improve and sustain earnings of Pelican National; (e) increase and thereafter maintain Tier 1 capital at least equal to 13% of risk-weighted assets and Tier 1 capital at least equal to 8% of adjusted total assets; (f) appoint a new Senior Lending Officer; (g) develop and implement a written program to improve Pelican National’s portfolio management; (f) develop and implement a written program to reduce the high level of credit risk; (g) take immediate and continuing action to protect its interest in assets criticized in the most recent Report of Examination and (h) take all necessary step to ensure that Pelican National corrects each violation of law, rule or regulation cited in the Report of Examination The requirements must be implemented within thirty to ninety days as specified in the Formal Agreement.  Due to the pending merger, not all of the requirements have been met.  The Formal Agreement replaced the MOU.

NOTE 14 - RETIREMENT PLAN

Pelican Financial has a profit sharing plan established under Section 401(k) of the Internal Revenue Code.    Employees may contribute up to 100% of their compensation, subject to legal limitations.  Pelican Financial contributes one-half of the participant’s contribution up to 3% of the participant’s compensation.  Pelican Financial incurred expenses from continuing operations of $20,658, $20,781and $14,261 relating to the plan during the periods ended December 31, 2005, 2004 and 2003, respectively.

NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related taxes are as follows:

	2005	2004	2003
Unrealized holding gains and losses on securities available for sale	$(996,790)	$(223,411)	$91,324
Less: Reclassification adjustments for gains (losses) later recognized in income	5,625	318,940	(29,015)
Net unrealized gains and losses on securities available for sale	(1,002,415)	(542,351)	120,339
Tax effect	340,820	184,400	(40,915)
Other comprehensive income (loss)	$(661,595)	$(357,951)	$79,424

NOTE 16 - DERIVATIVES (applicable to discontinued operations)

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

Commitments to make residential mortgage loans at specified interest rates (rate lock commitments) are recorded in the financial statements at fair value.

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

December 31,
2003
Net gain/(loss) recognized in earnings	$353,397
Ineffective portion of hedge	(12,110)
Gain/(loss) from derivatives excluded from hedges	365,507

NOTE 17 - LOAN COMMITMENTS

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2005	2004
Commitments to make loans	$6,832,166	$2,138,028
Unused lines of credit	3,305,139	2,649,952

Commitments to make loans are generally made for periods of 60 days or less. Loan commitments have interest rates ranging from 6.75% to 8.75% and maturities ranging from 3 years to 30 years.

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of Pelican Financials financial instruments, excluding discontinued operations, were as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSETS
Cash and cash equivalents	$23,385,000	$23,385,000	$10,491,489	$10,491,489
Securities available for sale	56,203,261	56,203,261	69,385,545	69,385,545
Federal Reserve and FHLB stock	1,297,400	1,297,400	2,669,700	2,669,700
Loans held for sale	40,970	40,970	—	—
Loans receivable, net	92,403,368	91,422,242	110,830,985	112,165,000
Accrued interest receivable	761,742	761,742	688,055	688,055

LIABILITIES
Deposits	(149,668,525)	(149,814,328)	(140,708,771)	(141,692,519)
FHLB Advances	(12,000,000)	(12,658,460)	(41,500,000)	(42,033,933)
Accrued interest payable	(230,899)	(230,899)	(231,115)	(231,115)

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Reserve and FHLB stock, short-term borrowings, accrued interest and demand deposits. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on sales commitments or secondary market quotes for the related loans or similar loans. Fair value of FHLB Advances is based on the current rates for similar financing. The fair value of off-balance-sheet items is not significant.

NOTE 19 - STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS

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

The Plan also provides for granting of stock appreciation rights (SARS). SARS may be granted in connection with any or all of the stock options that may be granted subject to certain conditions and limitations imposed by the Stock Option Committee. The exercise of a SAR will entitle the holder to payment from Pelican Financial of an amount equal to the difference between the fair value of such shares on the date the SAR was originally granted and the fair value of such shares at the exercise date of the SAR. This payment may be made in cash, in shares or partly in each. To date, no SARs have been granted.

All outstanding awards shall become immediately exercisable in the event of a change in control of Pelican Financial.

The following is a summary of stock option activity for the years ended December 31 (adjusted for stock dividends and splits):

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding beginning of year	330,305	$3.79	130,410	$6.01	206,775	$5.28
Granted	—	—	346,385	3.79	—	—
Exercised	—	—	(1,807)	3.45	(48,110)	4.64
Forfeited or cancelled	—	—	(144,683)	5.77	(28,255)	4.51

Outstanding end of year	330,305	$3.79	330,305	$3.79	130,410	$6.01
Exercisable at end of year	278,107	$3.53	262,137	$3.46	97,840	$5.94

Options outstanding at December 31, 2004 have a weighted average life of 6.62 years, with exercise prices ranging from $3.45 to $8.10. The Company has 21,223 options available for grant.

The Company issued stock warrants in connection with its initial public offering in 1999, and the warrants became exercisable one year after the offering. During 2001 there were 52,800 warrants outstanding at an exercise price of $7.64 (as adjusted for stock dividends and splits). During 2005, 2004 and 2003, zero, 12,320 and zero warrants were exercised. The remaining warrants have expired. The warrants were anti-dilutive for all periods presented.

Due to the spin-off (see Note 3), options outstanding at December 31, 2003 include 10,735 options that are held by employees of Washtenaw. These options were cancelled during the first quarter of 2004 and replaced with options on stock of The Washtenaw Group. While employees and directors of Pelican Financial and Pelican National held the remaining options, the intrinsic value (market value per share, less option exercise price) of these options was significantly reduced by the effect of the spin-off. As a result of the spin-off, the number and exercise price of these options was modified in January 2004 to restore the options to substantially the same intrinsic value as existed at the date of the spin-off. Accordingly, the options outstanding at December 31, 2003 have subsequently been replaced with 288,385 options at an exercise price of $3.45.

NOTE 20 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share. Weighted average shares have been restated for all stock splits.

	2005	2004	2003
Basic:
Income (loss) from continuing operations	$(1,551,349)	$(250,820)	$(918,165)
Income from discontinued operations	—	—	9,438,236
Net income (loss) applicable to common stock	(1,551,349)	(250,820)	8,520,071

Weighted average shares outstanding	4,494,365	4,489,438	4,455,281

Income (loss) from continuing operations per share	(0.35)	(0.06)	(0.21)
Income from discontinued operations per share	—	—	2.12
Basic earnings (loss) per share	$(0.35)	$(0.06)	$1.91

Diluted:
Income (loss) from continuing operations	$(1,551,349)	$(250,820)	$(918,165)
Income from discontinued operations	—	—	9,438,236
Net income (loss) applicable to common stock	$(1,551,349)	(250,820)	8,520,071

Weighted average shares outstanding	4,494,365	4,489,438	4,455,281
Dilutive effect of preferred stock	—	—	—
Dilutive effect of stock options and warrants	—	—	—
Diluted average shares outstanding	4,494,365	4,489,438	4,455,281
	—	—
Income (loss) from continuing operations per share	(0.35)	(0.06)	(0.21)
Income from discontinued operations per share	—	—	2.12
Diluted earnings (loss) per share	$(0.35)	$(0.06)	$1.91

For the year ended December 31, 2005, the convertible preferred stock issued and outstanding was not dilutive due to the net loss. There were no convertible preferred shares issued and outstanding at December 31, 2004 and 2003. All stock options and warrants outstanding were anti-dilutive for all periods presented.

NOTE 21 - PELICAN FINANCIAL, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	2005	2004
ASSETS
Cash and cash equivalents	$90,322	$777,885
Investment in Pelican National	17,773,200	15,438,202
Other assets	399,205	134,204

Total assets	$18,262,727	$16,350,291

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$187,921	$62,541
Series A convertible redeemable preferred stock	4,000,000
Shareholders’ equity	14,074,806	16,287,750

Total liabilities and shareholders’ equity	$18,262,727	$16,350,291

CONDENSED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

	2005	2004	2003

Dividends from Washtenaw	$—	$—	$5,166,827
Non interest expense	830,215	558,077	1,117,448
Income (loss) before income tax and undistributed subsidiary income	(830,215)	(558,077)	4,049,379
Income tax benefit	282,273	189,368	379,795
Equity in undistributed subsidiary income (loss)	(1,003,407)	117,889	(180,512)
Equity in discontinued operations	—	—	4,271,409
Net income (loss)	(1,551,349)	(250,820)	8,520,071
Unrealized gain (loss) on securities, net of tax and reclassification effects	(661,595)	(357,951)	79,424

Comprehensive income (loss)	$(2,212,944)	$(608,771)	$8,599,495

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(1,551,349)	$(250,820)	$8,520,071
Adjustments
Equity in undistributed subsidiary (income) loss	1,003,407	(117,889)	180,512
Equity in discontinued operation	—	—	(4,271,409)
Change in other assets	(265,001)	301,024	(82,309)
Change in other liabilities	125,380	(54,214)	(121,155)
Net cash provided (used) by operating activities	(687,563)	(121,899)	4,225,710

Cash flows from financing activities
Cash dividends	—	—	(1,781,929)
Proceeds from issuance of preferred stock	4,000,000
Proceeds from exercise of stock options	—	6,233	223,502
Decrease in note payable due on demand	—	(291,665)	(500,002)
Net cash provided (used) by financing activities	4,000,000	(285,432)	(2,058,429)

Cash flows from investing activities
Contribution of capital to subsidiary	(4,000,000)	(1,000,000)	—
Net cash (used) by investing activities	(4,000,000)	(1,000,000)	—

Net change in cash and cash equivalents	(687,563)	(1,407,331)	2,167,281

Cash and cash equivalents at beginning of year	777,885	2,185,216	17,935

Cash and cash equivalents at end of year	$90,322	$777,885	$2,185,216

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

		Net		Earnings/(Loss) Per
	Interest	Interest	Net	Share
	Income	Income	Income/(Loss)	Basic	Diluted

2005
First Quarter	$2,555,913	$1,392,005	$(326,420)	$(0.07)	$(0.07)
Second Quarter	2,633,900	1,380,342	(217,619)	(0.05)	(0.05)
Third Quarter	2,676,334	1,291,658	(562,073)	(0.13)	(0.13)
Fourth Quarter	2,414,531	1,062,347	(445,237)	(0.10)	(0.10)

2004
First Quarter	$2,588,477	$1,548,976	$(160,424)	$(0.04)	$(0.04)
Second Quarter	2,756,359	1,602,774	(71,217)	(0.02)	(0.02)
Third Quarter	2,745,978	1,564,791	155,814	0.03	0.03
Fourth Quarter	2,447,018	1,433,341	(174,993)	(0.03)	(0.03)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Pelican Financial, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that Pelican Financial’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by Pelican Financial in the reports that it files or submits under the Exchange Act  is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

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

Item 9B.   Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following information concerning Pelican Financial’s directors and executive officers is based, in part, upon information provided by such persons:

Name	Age	Position

Charles C. Huffman	61	Chairman, President and Chief Executive Officer

Raleigh E. Allen, Jr.	63	Director

Robert Charles Huffman	35	Director

Scott Miller	35	Director

Howard M. Nathan	36	Director and Chief Financial Officer

Timothy J. Ryan	55	Director

S. Lynn Stokes	59	Director

Kenneth Aschom	51	Chief Executive Officer of Pelican National Bank

Charles C. Huffman has been President and Chief Executive Officer and Chairman of the Board of Pelican Financial and Chief Executive Officer and Chairman of the Board of Pelican National Bank since March 1997, and Chairman of the Board of Washtenaw Mortgage Company since its founding in 1981. Mr. Huffman resigned as Chief Executive Officer of Pelican National Bank in December 2005. He has also served as Chief Executive Officer and Chairman of the Board of The Washtenaw Group, Inc., a company related by common ownership, which is the parent company of Washtenaw Mortgage.

Raleigh E. Allen, Jr. has been a Director of Pelican Financial since March 1999, and a director of The Washtenaw Group, Inc. since August 2003. Mr. Allen has been employed by Ross Mortgage Corporation as a Vice President since April 1999. Mr. Allen was employed by the Mortgage Guaranty Insurance Corporation from 1973 until December 1998, most recently serving as an Account Manager for Eastern Michigan.

Robert Charles Huffman has been a Director of Pelican Financial and President of Washtenaw Mortgage Company since January 2001, and a Director of The Washtenaw Group, Inc. since August 2003. Mr. Huffman has held various management-level positions with Washtenaw Mortgage since 1993, including Vice President of Secondary Marketing since 1999 and Vice President of Servicing, Information Technology and Retail Lending since 1999. Mr. Huffman served on the Fannie Mae’s Secondary Marketing Advisory Council from 1996 to 1998. Robert C. Huffman is the son of Charles C. Huffman.

Scott Miller has been a Director of Pelican Financial since April 2003, and has served as a Director of The Washtenaw Group, Inc. since August 2003. Mr. Miller was previously employed as a senior equity analyst at United Capital Management in Denver, Colorado beginning in June 1999. Mr. Miller is a member of the Denver Society of Securities Analysts.

Howard M. Nathan has been a Director of Pelican Financial and Vice President and Chief Financial Officer of Pelican Financial and Washtenaw Mortgage since April 2000, and has served as a Director and Chief Financial Officer of The Washtenaw Group, Inc. since August 2003. Previously, Mr. Nathan served as Controller of Washtenaw Mortgage from December 1999 to March 2000. Prior to joining Washtenaw Mortgage, he served as Controller of Adval Communications from April 1999 to November 1999. Adval Communications was in the broadcast messaging industry. Mr. Nathan also worked as Senior Auditor at Arthur Andersen from December 1998 to March 1999.

Timothy J. Ryan has been a director of Pelican Financial since October 2000, and a Director of The Washtenaw Group, Inc. since August 2003. Mr. Ryan has been a consultant to the mortgage industry since July 2000. From January 1983 to June 2000 Mr. Ryan was employed by Fannie Mae, most recently as Vice President – Technology Marketing.

S. Lynn Stokes has been a Director of Pelican Financial since July 1999, and a Director of The Washtenaw Group, Inc. since August 2003. Mr. Stokes has been a consultant to the financial institution industry since 1986 from his office in Sun Center City, Florida.

Kenneth Aschom was appointed as chief executive officer of Pelican National Bank in December 2005. Previously, Mr. Aschom was President of the Loan Production Office of First American Bank, Naples, Florida, a wholly-owned subsidiary of Stark Bank Group, since December 2004. From January 2004 to December 2004, Mr. Aschom was Senior Vice President and Senior Private Banker of US Trust Company. From November 2001 to June 2004, Mr. Aschom was President of AmSouth Bank, Naples Florida. From April 1999 to October 2001, Mr. Aschom was Senior Vice President and Senior Wealth Management Executive, AmSouth Bank, for the West Coast of Florida.

The Washtenaw Group

In December 2005, The Washtenaw Group announced that it had determined to discontinue mortgage loan production operations and that it would begin laying off all employees involved in the origination of new loan production. The Washtenaw Group is in the process of shutting down its remaining operations and liquidating its assets.

Audit Committee

The Board of Directors of Pelican Financial has appointed an Audit Committee consisting of directors S. Lynn Stokes, Raleigh E. Allen, Jr., Timothy J. Ryan and Scott D. Miller. Mr. Stokes is the Chairman of the Committee. As of the date of Annual Report, each of the Committee members is an “independent” director, as defined in the American Stock Exchange listing requirements and applicable rules of the SEC. The Board of Directors has determined that Mr. Stokes is the “audit committee financial expert,” as such term is defined by applicable federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. The Securities and Exchange Commission requires executive officers, directors and greater than ten percent shareholders to furnish to Pelican Financial copies of all forms they file pursuant to this requirement.

Based solely on our review of these reports and of certifications furnished to Pelican Financial, Pelican Financial believes that during the fiscal year ended December 31, 2005 all executive officers,

directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements

Code of Business Conduct and Ethics

Pelican Financial has adopted a written Code of Business Conduct and Ethics that applies to the company’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Pelican Financial’s Code of Business Conduct and Ethics is available on the company’s Internet Website at www.pelicanfincancialinc.com.

Item 11.  Executive Compensation

Director Compensation

Non-employee directors of Pelican Financial receive $600 per meeting of the Board of Directors attended. Each member of the Board of Directors of Pelican National Bank receives a fee of $400 per month. Additionally, each non-employee member of a committee of the Board of Directors of Pelican Financial receives a fee of $100 per committee meeting. Non-employee directors also receive a $2,000 annual retainer fee and the Chairman of the Audit Committee receives a $60,000 retainer fee. Pelican Financial paid a total of $118,400 in the year ended December 31, 2005 as directors’ fees. Directors are also eligible to receive stock options and stock appreciation rights pursuant to Pelican Financial’s stock option and incentive plan. See “- Stock Option and Incentive Plan.”  No options were granted to directors during the year ended December 31, 2005.

Executive Officer Compensation

Pelican Financial’s executive officers receive no direct compensation from Pelican Financial. All compensation paid to the executive officers was paid by The Washtenaw Group, Inc. and reimbursed by Pelican Financial pursuant to a Transitional Services Agreement (the “TSA”) entered into at the time of the spin-off of The Washtenaw Group, Inc. (and its wholly owned subsidiary, Washtenaw Mortgage) from Pelican Financial. During 2005, the total reimbursement paid to The Washtenaw Group, Inc. under the terms of this agreement was $42,153. This included $19,153 and $24,300 for the services of Charles Huffman and Howard Nathan, respectively.

The following table contains information on the cash and non-cash compensation awarded to or earned during the last three fiscal years by the Chief Executive Officer and each executive officer of Pelican Financial that earned a salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and principal position	Period Ended	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options (#)	All other Compensation
Charles C. Huffman	12/31/05	$—	$—	$—	—	$—
Chief Executive Officer and	12/31/04	—	—	—	—	—
Chairman of the Board of Pelican Financial; Chairman of the Board of Pelican National and Washtenaw Mortgage	12/31/03	260,000	991,871	—	—	3,075	(2)

Howard M. Nathan	12/31/05	$—	$—	$—	—	$—
Chief Financial Officer of Pelican	12/31/04	—	—	—	—	—
Financial and Washtenaw Mortgage	12/31/03	148,500	396,748	—	—	3,275	(3)

Howard B Montgomery, Jr.	12/31/05	$165,000	—	—		8,380	(4)
Director and President of Pelican National Bank	12/31/04	63,462	—	—	50,000	2,625	(5)
	12/31/03	—	—	—	—	—

(1)   The Chief Executive Officer and Chief Financial Officer did not receive any direct compensation from Pelican Financial during the year ended December 31, 2005 and 2004. However, as part of a Transitional Services Agreement between Pelican Financial, Inc. and The Washtenaw Group, Inc., Pelican Financial reimbursed The Washtenaw Group, Inc. $19,153 and $34,363 for the services of Mr. Huffman as President and Chief Executive Officer and $24,300 and $44,180 for the services of Mr. Nathan as Chief Financial Officer for 2005 and 2004, respecitvely.

For the years December 31, 2005, 2004 and 2003, there were no:

a.             perquisites over the lesser of $50,000 or 10% of any of the above named executive officers’ total salary and bonus;

b.             payments of above-market preferential earnings on deferred compensation;

c.             tax payment reimbursements; or

d.             preferential discounts on stock.

(2)   Represents amounts contributed to Pelican Financial’s 401(k) plan for the account of Mr. Huffman.

(3)   Represents $3,075 contributed to Pelican Financial’s 401(k) plan for the account of Mr. Nathan and a $200 payment of a wellness allowance.

(4)   Represents $1,880 contributed to Pelican Financial’s 401(k) plan for the account of Mr. Montgomery and a $6,500 payment of an auto allowance.

(5)   Represents $6,500 payment to Mr. Montgomery for an auto allowance.

401(k) Savings Plan.

Pelican Financial sponsors a tax-qualified defined contribution savings plan (commonly known as a 401(k) Plan) for the benefit of its employees and the employees of Pelican National Bank. Employees become eligible to participate in the 401(k) Plan after reaching age 21 and completing ninety days of full time employment. Pursuant to the 401(k) Plan, employees may voluntarily elect to defer compensation, not to exceed applicable limits under the Code (i.e., $14,000 in calendar year 2005). Pelican Financial matches 50% of the employee contributions up to the first 3.0% of the participant’s contribution. Matching contributions vest over a six-year period beginning after the second year at a rate of 20% per year, or become 100% vested upon termination of employment due to death, disability, or retirement.

Pelican Financial may make additional contributions but is not obligated to do so. Employee contributions are immediately vested. The amount contributed by Pelican Financial to each of the employees named in the Summary Compensation Table is shown in the “All Other Compensation” column of such table.

Benefits are payable upon termination of employment, retirement, death, disability, or plan termination. Normal retirement age pursuant to the 401(k) Plan is age 65. Additionally, funds in the 401(k) Plan may be distributed upon application to the plan administrator upon severe financial hardship in accordance with uniform guidelines, which comply with those specified by the Internal Revenue Code. It is intended that the 401(k) Plan operate in compliance with the provisions of the Employee Retirement Income Security Act of 1974 (otherwise known as “ERISA”), and the requirements of Section 401(a) of the Internal Revenue Code. For the years ended December 31, 2005, 2004 and 2003, Pelican Financial incurred expenses of approximately $21,000, $21,000 and $14,000, respectively relating to the 401(k) Plan.

Stock Option and Incentive Plan.

The Board of Directors adopted the 1997 Stock Option and Incentive Plan upon completion of the organization of Pelican National. 440,000 shares of common stock Pelican were reserved for issuance by us to be issued upon the exercise of stock options to be granted to officers, directors, and employees of Pelican Financial and Pelican National Bank from time to time pursuant to the option plan. The purpose of the option plan is to provide additional performance and retention incentives to officers, directors, and employees by facilitating their purchase of a stock interest in Pelican Financial. The option plan provides for a term of 10 years, after which no awards could be made, unless earlier terminated by the Board of Directors of Pelican Financial pursuant to the option plan. Directors and executive officers of Pelican Financial and Pelican National Bank received an initial grant of options upon the consummation of the organization of Pelican National Bank. The options vest over a period determined by the Compensation Committee. Options are granted based upon several factors, including seniority, job duties and responsibilities, job performance, and our overall performance. As a result of the spin-off of The Washtenaw Group (and its wholly owned subsidiary, Washtenaw Mortgage), all the previously issued stock options were forfeited and replaced with new options at new strike prices on January 22, 2004.

At December 31, 2005, there were options covering 330,305 shares of common stock outstanding pursuant to the option plan and 88,472 options granted pursuant to the option plan have been exercised.

Under the merger agreement with Stark Bank Group, each option to purchase Pelican Financial common stock outstanding as of the effective time of the merger will cease to exist. Any options having an exercise price less than the per share merger consideration payable in the merger will be converted into the right to receive an amount equal to the difference between the per share merger consideration and the per share option exercise price, minus an escrow of $0.20 per share to cover possible liabilities from the sale of certain marine loans and any additional amounts escrowed pursuant to the merger agreement with respect to disputed costs.

The following table contains information on (a) the number of shares acquired by any of the named persons upon exercise of stock options during the year ended December 31, 2005, (b) the value realized through the exercise of any options, and (c) the number of unexercised options held by the person, including both those which are presently exercisable and those which are not presently exercisable as of December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year

And FY-End Option Values

Name	Shares acquired on exercise	Value realized	Number of unexercised options exercisable/unexercisable		Value of unexercised in-the-money options(1) exercisable/unexercisable
Charles C. Huffman	—	—	131,500	—	$276,150	—
Howard M. Nathan	—	—	—	—	—	—
Howard B. Montgomery, Jr.	—	—	10,000	40,000	$4,800	$19,200

(1)  Represents the difference between $5.55, the last sale price of the Common Stock on December 30, 2005, as reported on the American Stock Exchange, and the exercise price of in-the-money options, multiplied by the number of exercisable or unexercisable options held, as applicable.

Employment Agreements and Executive Change in Control Agreements.

Pelican Financial does not have a written employment agreement with any of its current executive officers.

Each of Messrs. Huffman and Nathan is an at-will employee of Pelican Financial and receives no annual salary, from Pelican Financial, but is eligible for benefits generally available to other employees.

Pelican Financial has also entered into an Executive Change in Control Agreement with Mr. Howard Nathan. The agreement provides for a $150,000 bonus payment upon the sale of Pelican Financial and/or Pelican National.

In December 2005, Pelican National Bank hired Kenneth Aschom as chief executive officer. Mr. Aschom is an employee-at-will of Pelican National Bank and receives an annual salary of $152,000 in addition to benefits generally available to other employees.

Pelican National Bank was party to an employment agreement, dated August 1, 2004, with Mr. Howard B. Montgomery, as president of Pelican National Bank, that provided, among other things for  a bonus of $400,000 if Pelican National Bank was sold for a multiple greater than 1.75 times its book value  On February 10, 2006, Pelican Financial entered into a severance agreement with Mr. Montgomery, who resigned as president of Pelican National Bank effective as of the close of business on February 10, 2006. Under the severance agreement, Pelican National Bank paid Mr. Montgomery a severance of $482,500 in satisfaction of amounts due or to become due to him under his employment agreement, including the bonus of $400,000 payable as a result of the merger. In addition, all of the 50,000 options to purchase Pelican Financial’s stock previously awarded to Mr. Montgomery became immediately exercisable and will not expire prior to the close of business on August 2, 2015, the original expiration date of the options. The severance agreement also contains a mutual release of claims.

Compensation Committee Interlocks and Insider Participation

All compensation paid to Pelican Financial’s executive officers is paid by Washtenaw Mortgage Company (a company related by common ownership) or Pelican National Bank pursuant to a Transitional Services Agreement  entered into in connection with the spin-off of The Washtenaw Group, Inc. (and its subsidiary, Washtenaw Mortgage). The Board of Directors of Pelican Financial and The Washtenaw Group, Inc. consist of the same members. In addition, Mt. Huffman serves as the President and Chief Executive Officer of both of Pelican Financial and The Washtenaw Group, Inc. and Mr. Nathan serves as the Chief Financial Officer of both companies. All independent members of the Pelican Financial Board of Directors act as the Compensation Committee to determine the compensation packages for employee members of the Board of Directors. The independent directors that comprised Pelican Financial’s Board of Directors during 2005 were: S. Lynn Stokes, Raleigh E. Allen, Jr., Timothy J. Ryan and Scott D. Miller. None of the members of the Compensation Committee during 2005 were an officer or employee of Pelican Financial or Pelican National.

Pelican National Bank’s full Board of Directors acts as the compensation committee for Pelican National Bank. Executive officers that also sit on the Board of Directors with responsibility for determining salaries do not participate in deliberations with regard to their own compensation.

The information set forth in “Item 13. Certain Relationships and Related Party Transactions” is incorporated herein by reference.

Item 12.  Securities Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2005:

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 1, 2006, the amount and percentage of the common stock beneficially owned by: (a) each person who owns of record or who is known by the Board of Directors to be the beneficial owner of more than 5% of Pelican Financial’s outstanding common stock, (b) each director, (c) each executive officer named in the Summary Compensation table set forth in Item 11 above and (d) all directors and executive officers as a group. All shares are held individually unless otherwise indicated.

Name of Individual	Direct Ownership of Pelican Financial (1)	Stock Options	Total Beneficial Ownership	Percent of Total (2)

Charles C. Huffman (3)	1,826,650	131,500	1,958,150	42.3%
Robert C. Huffman (4)	198,992	77,390	276,382	6.0%
Raleigh E. Allen, Jr.	687	10,035	10,722	*
Timothy J. Ryan	1,000	3,785	4,785	*
S. Lynn Stokes	185	12,070	12,255	*
Howard M. Nathan	385	—	385	*
Scott D. Miller	—	1,000	1,000	*
Kenneth Aschom	0	0	0	—
Howard B. Montgomery, Jr.	210	50,000	50,210	1.1%
All directors and executive officers
As a group (9 persons) (5)	2,028,109	285,780	2,313,889	48.4%

(1)           Unless otherwise indicated, includes all shares held directly by the named individuals as well as by spouses, minor children in trust, and other forms of indirect ownership, over which shares the named individual effectively exercises sole voting and investment power with respect to the indicated shares.

(2)           Based on number of shares outstanding on March 1, 2006 and the number of shares issuable upon exercise of stock options held by such person(s).

(3)           Includes 9,900 shares of common stock owned by the spouse of Mr. Huffman for which Mr. Huffman disclaims beneficial ownership. Excludes 398,384 shares of common stock that are held a trust for the benefit of his two adult children for which Mr. Huffman disclaims beneficial ownership. 183,592 shares of common stock held in these trusts are included in Robert C. Huffman’s total and 214,792 for the benefit of his daughter, Jennifer Goldstein, are not included in the table above.

(4)           Includes 183,592 shares of common stock held in a trust for his benefit.

(5)           Excludes 214,792 shares of common stock that are held in a trust for the benefit of Mr. Charles C. Huffman’s  adult daughter, Jennifer Goldstein, not employed by the Company for which Mr. Huffman disclaims beneficial ownership.

Change in Control.

The consummation of the merger agreement with Stark Bank Group will result in a change of control of Pelican Financial. See “Item 1. Business.”

Item 13.  Certain Relationships and Related Transactions

On December 31, 2003, Pelican Financial distributed all of the outstanding shares of The Washtenaw Group, Inc. to the holders of Pelican Financial common stock on a share for share basis (based on Pelican Financial shareholders of record on December 22, 2003). Upon completion of the distribution on December 31, 2003, Washtenaw was no longer a subsidiary of Pelican Financial. Following the distribution certain individuals served as officers of both Washtenaw and Pelican Financial. Washtenaw pays their salaries and all other compensation. Pelican Financial reimburses Washtenaw, as part of a Transitional Services Agreement (the “TSA”), for time spent on Pelican Financial matters. Prior to the distribution, Pelican did not reimburse Washtenaw for these services. After the distribution, officers and other employees providing services to both companies are required to maintain records of their time spent on the affairs of each company as a basis for determining the reimbursements. During 2005, the total reimbursement paid to The Washtenaw Group, Inc. under the terms of this agreement was $43,453. This included $19,153 and $24,300 for the services of Charles Huffman, and Howard Nathan, respectively.

During the year ended December 31, 2005, Pelican National Bank entered into various transactions with The Washtenaw Group and its subsidiary, Washtenaw Mortgage Company. These transactions were primarily the sale of loans, the servicing of loans, the establishment of custodial accounts on deposit and borrowings.

During the year ended December 31, 2005, Washtenaw sold loans to Pelican National Bank totaling $718,273. The sales were executed at current market prices.

Pelican Financial has adopted a policy that all transactions between Pelican Financial and its officers, directors, and shareholders owning 5% or more of the common stock will be made on terms no less favorable than could be obtained from third parties.

Pelican National Bank, like many financial institutions, has adopted a policy regarding the making of loans to officers and directors. The policy provides that these loans:

•      Will be made in the ordinary course of business,

•      Will be made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with Pelican National Bank’s other customers, and

•      Will not involve more than the normal risk of collectibility or present other unfavorable features.

All loans by Pelican National Bank to its directors and executive officers are required to comply with regulations restricting loans and other transactions with affiliated persons of Pelican National Bank. There was no indebtedness of executive officers, directors, and members of the immediate family of an executive officer or director of Pelican Financial to Pelican National at any time since January 1, 2005 in an amount in excess of $60,000.

Item 14. Principal Accountant Fees and Services

Crowe Chizek, who performed audit services for Pelican Financial in 2005, including an examination of the consolidated financial statements and services related to filings with the Securities and Exchange Commission, has served as our independent registered public accounting firm since 1998. Crowe Chizek performed all of its services in 2005 at customary rates and terms.

Audit Fees. The aggregate fees billed by Crowe Chizek for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 and the review of the financial statements included in the Company’s Forms 10-Q for fiscal years 2005 and 2004 totaled $74,250 and $64,000, respectively.

Audit-Related Fees. The aggregate fees billed by Crowe Chizek for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 and that are not disclosed in the paragraph captioned “Audit Fees” above totaled $1,715 and $4,150, respectively. “Audit Related Fees” includes (i) Federal Home Loan Bank collateral verification procedures and (ii) various accounting and reporting issues.

Tax Fees. The aggregate fees billed by Crowe Chizek for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and December 31, 2004 were $8,800 and $8,400, respectively. Tax fees include preparation of federal and state tax returns and assistance with various tax compliance matters.

All Other Fees. There were no fees billed by Crowe Chizek for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2005 and December 31, 2004.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by Crowe Chizek in fiscal year 2005.

The Audit Committee reviews summaries of the services provided by Crowe Chizek and the related fees and has considered whether the provision of non-audit services is compatible with maintaining the independence of Crowe Chizek.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this Annual Report on Form 10-K:

1.             Financial Statements.

See Part II, Item 8 for financial statements.

2.             Financial Statement Schedules.

All financial statement schedules have been omitted, as required information is either inapplicable or included in the consolidated financial statements or related notes.

3.             Exhibits.

Exhibits are either attached as part of this Annual Report on Form 10-K or incorporated by reference herein.

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization Among Pelican Financial, Inc., Stark Bank Group, Ltd. and SBG II, Ltd. (1)
2.2	Amendment to Agreement and Plan of Reorganization Between Pelican Financial, Inc., Stark Bank Group, Ltd. and SBG II, Ltd. (2)
3.1	Certificate of Incorporation of Pelican Financial, Inc. (3)
3.2	Bylaws of Pelican Financial, Inc. (3)
4.1	Form of Common Stock Certificate of Pelican Financial, Inc. (3)
4.2	Certificate of Designation of the Powers, Preferences and Rights of Series A Convertible Preferred Stock of Pelican Financial, Inc. (4)
10.1	Severance Agreement and Mutual General Release of Claims among Pelican Financial, Inc., Pelican National Bank and Howard B. Montgomery, Jr. (5)
10.2	Registration Rights Agreement (6)
10.3	Pelican Financial, Inc. Stock Option and Incentive Plan and Forms of Agreements (3)
10.4	Agreement by and Between Pelican National Bank and The Comptroller of the Currency (7)
10.5	Consulting Agreement Between Kenneth Aschom and Stark Bank Group, Ltd. (2)

Exhibit Number	Description
21	Subsidiaries of the Registrant (3)
23	Consent of Crowe Chizek and Company LLC
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to Exhibit bearing the same number on Form 8-K, filed on December 8, 2005.

(2)           Incorporated by reference to Exhibit 2.1 on Form 8-K, filed on February 2, 2006.

(3)           Incorporated by reference to Exhibit bearing the same number in Pelican Financial’s Registration Statement on Form S-1, filed on April 22, 1999, as amended (Reg. No. 333-76841).

(4)           Incorporated by reference to Exhibit 4.1 on Form 8-K, filed on December 15, 2005.

(5)           Incorporated by reference to Exhibit bearing the same number on Form 8-K, filed on February 16, 2006.

(6)           Incorporated by reference to Exhibit bearing the same number on Form 8-K, filed on December 15, 2005.

(7)           Incorporated by reference to Exhibit 99 on Form 8-K, filed on September 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PELICAN FINANCIAL, INC.

April 14, 2006	By:	/s/ Charles C. Huffman
Charles C. Huffman
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Charles C. Huffman	President, Chief Executive Officer,	April 14, 2006
Charles C. Huffman	and Chairman of the Board
(Principal Executive Officer)

/s/ Howard M. Nathan	Chief Financial Officer	April 14, 2006
Howard M. Nathan
(Principal Financial and
Accounting Officer)

/s/ Robert C. Huffman	Director	April 14, 2006
Robert C. Huffman

/s/ Raleigh E. Allen, Jr.	Director	April 14, 2006
Raleigh E. Allen, Jr.

/s/ Timothy J. Ryan	Director	April 14, 2006
Timothy J. Ryan

/s/ S. Lynn Stokes	Director	April 14, 2006
S. Lynn Stokes

/s/ Scott D. Miller	Director	April 14, 2006
Scott D. Miller